Form 10-K
period 2020-12-31
Spark Networks SE
filed 2021-03-31
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-38252

Spark Networks SE
(Exact name of Registrant as specified in its Charter)

Germany	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Kohlfurter Straße 41/43 Berlin Germany	10999
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (+49) 30 868000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares each representing one-tenth of an ordinary share	LOV	New York Stock Exchange
Ordinary shares, €1.00 nominal value per share*		New York Stock Exchange

* Not for trading purposes, but only in connection with the registration of American Depository Shares pursuant to the requirements of the Securities and Exchange Commission.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the registrant’s American Depository Shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $83.8 million.
The number of ordinary shares outstanding as of March 18, 2021 was 2,605,689.

TERMS

As used herein, and unless the context suggests otherwise, the terms “the Company,” “Spark Networks,” “we,” “us” or “our” refer to Spark Networks SE and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements that constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Spark Networks’ performance or achievements to be materially different from those of any expected future results, performance, or achievements. Forward-looking statements speak only as of the date they are made, and Spark Networks does not assume any duty to update forward-looking statements. Readers are cautioned that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. Words and expressions reflecting optimism, satisfaction, or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about operating a diverse global platform of premium online dating sites and mobile applications, statements about providing exceptional user experience and driving stockholder value, statements about projected financial results, statements regarding Spark Network’s growth opportunities and initiatives, statements regarding the Company’s building of global, shared services for its dating brands' technology platforms, statements relating to the benefits and integration of Zoosk to the Company’s business, statements about the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. Such forward-looking statements are not guarantees of performance and actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: risks related to the acquisition of Zoosk, risks related to the degree of competition in the markets in which Spark Networks operates; the ability of Spark Networks to retain and hire key personnel; Spark Networks’ ability to continue to control costs and operating expenses; Spark Networks’ ability to achieve its intended cost savings; Spark Networks’ ability to generate cash from operations, lower-than-expected revenue, credit quality deterioration or a reduction in net earnings; Spark Networks’ ability to raise outside capital and to repay debt as it comes due; Spark Networks’ ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by Spark Networks’ competitors; Spark Networks’ ability to identify potential acquisitions; Spark Networks’ ability to successfully integrate acquired businesses and the ability of acquired businesses to perform as expected; Spark Networks’ ability to maintain strong relationships with branded channel partners; changes in Spark Networks’ stock price due to broader stock market movements and the performance of peer group companies; Spark Networks’ ability to enforce intellectual property rights and protect their respective intellectual property; Spark Networks' ability to comply with new and evolving regulations relating to data protection and data privacy; general competition and price measures in the market place; risks related to the duration and severity of the COVID-19 pandemic and its impact on Spark Networks’ business; the effects of social distancing, shelter-in-place orders and increased unemployment, in each case, as a result of the COVID-19 pandemic, on Spark Networks’ business and the online dating industry; the impact of the COVID-19 pandemic on the U.S. and global economies and financial markets generally and on Spark Networks' ability to access capital; general economic conditions; and the other factors identified in Item 1.A “Risk Factors.”

Although Spark Networks believes the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The underlying expected actions and Spark Networks’ results of operations involve risks and uncertainties, many of which are outside the Company’s control, and any one of which, or a combination of which, could materially affect Spark Networks’ results of operations and whether the forward-looking statements ultimately prove to be correct. In light of the significant uncertainties inherent in the forward-looking statements, readers should not place undue reliance on forward-looking statements.

These forward-looking statements speak only as of the date on which the statements were made and Spark Networks does not undertake any obligation to update or revise any forward-looking statements made in this annual report or elsewhere as a result of new information, future events, or otherwise, except as required by law.

In addition to other factors and matters contained or incorporated in this document, the factors discussed under “Risk Factors” could cause actual results to differ materially from those discussed in the forward-looking statements.

Many of the factors that will determine Spark Networks’ future results are beyond Spark Networks’ ability to control or predict. Spark Networks cannot guarantee any future results, levels of activity, performance, or achievements.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this annual report.

Spark Networks cautions further that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list should not be considered a complete statement of all potential risks and uncertainties.

Readers should carefully consider the cautionary statements contained or referred to in this section in connection with any subsequent forward-looking statements that may be issued by Spark Networks or persons acting on behalf of Spark Networks.

Note regarding trademarks

Except as indicated, the trademarks, trade names or service marks appearing in this annual report are the property of the Company. Solely for convenience, trademarks and trade names referred to in this annual report may appear without the ® or TM symbol.

PART I

Item 1. Business.

Overview

When used in this report, the terms "we," "us," "our" and "the Company" refer to Spark Networks SE and its subsidiaries.

We are a leading global operator of premium online dating sites and mobile applications with a focus on the North American markets. Since our inception, we have had nearly 87 million users register with our dating platforms. We currently operate a portfolio of brands accessible to customers across the globe.

Our vision is to be the world’s leader in social dating for meaningful relationships. It encompasses the following pillars:

•We build world’s best dating communities focused on the 40+ age demographic and religious communities: our users are active, committed and sophisticated.
•We excel in customer safety, privacy and social dating features.
•We create engaging brands and innovative products to help our customers find true love.

We offer services both via websites and mobile applications accessed mostly through a “subscription” business model, where certain basic functionalities are provided free of charge, while providing premium features (such as interacting with other community members via messages) only to paying subscribers.

Subscription revenue is our primary source of income, with membership subscriptions accounting for the majority of our revenue for the years ended December 31, 2020 and 2019, respectively. Subscription length ranges from 1-month to 12-months, with most subscriptions renewing automatically unless the member opts to terminate the subscription. We also offer users "pay as you go" features and have a small but growing advertising revenue stream.

The majority of our users' activity is on mobile devices. We have created innovative and tailored mobile applications and will continue to improve the features, functionality and engagement of our mobile websites and applications.

Our American Depository Shares ("ADS") are traded on the New York Stock Exchange ("NYSE").

Our Industry

Our primary businesses are in the online personals industry, which fulfills the need for single adults looking to meet a companion. Traditional methods such as offline dating services and public gathering places often do not meet the needs of single people. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and other social venues provide a limited opportunity to learn about others prior to a one-on-one meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions before they meet in-person. With features such as detailed personal profiles, email, mobile chat and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in an anonymous, convenient and secure setting.

The global online personals industry has experienced significant growth in recent years. Industry research estimates that in 2020, the global online personals industry was valued at over $6 billion and the market value is expected to reach over $8 billion by 2025.

North America is currently the largest geographic market in the online personals industry, representing approximately $1.8 billion in revenue in 2020, according to industry research. In recent years, we have increased our market share in the United States through the launch of EliteSingles and SilverSingles in conjunction with the 2017 and 2019 acquisitions of the largely North American brands Jdate, Christian Mingle, JSwipe, and Zoosk.

According to a Pew Research study released in early 2020, the percentage of the United States population that has ever used online personals websites or mobile applications reached 30% - an almost threefold increased since 2013. Members of the millennial generation (individuals under 37 years of age) tend to have the highest usage of online or mobile personals sites. However, adults over 65 years of age are the fastest growing demographic, with 13% of adults saying they have used a dating site or app.

Our Competitive Strengths

Portfolio of strong brands.

We own a portfolio consisting of some of the most well-known and highest quality dating brands. Our brands are primarily tailored to quality dating with real users looking for love and companionship in a safe, comfortable environment. With shared values being one of the most important factors in successful, long-term relationships, our portfolio holds some of the most established and well-respected value-based dating brands in the world. Additionally, the Zoosk brand provides the potential to be turned into a high-quality product providing an additional option for a younger demographic looking for high-quality profiles.

The following is a list of our key brands:

Zoosk, EliteSingles, SilverSingles, Christian Mingle, Jdate and JSwipe

Diverse global platform.

We operate a diverse global platform of premium online dating sites and mobile applications. This diversified suite of dating sites and mobile applications allows us to implement best practices from each of the brands across our geographic footprint and will also enable rapid and effective roll-out of new brands and products.

Operational and financial scale.

We are one of the largest public dating companies in the United States based on revenue. This allows for the operational and financial scale required for significant investments into new technologies and products, while also providing a better platform to attract and retain customers.

Efficient user acquisition.

We have a deep understanding of how to use online and offline marketing to drive traffic to our websites and mobile applications, and leverage proprietary technology to analyze the efficiency of all our marketing campaigns. This ensures an efficient and effective marketing budget allocation that ultimately translates into superior margins.

Potential to share a significantly larger pool of users.

We have the potential to build shared user pools for all of our brands in each market and use matchmaking algorithms to provide best possible matches to our users upon further platform consolidation of our dating technology. Combining the user pools of our combined portfolio of brands would add value to users of all of our platforms and allow us to quickly and efficiently launch new products and services.

Industry consolidator role.

The fact that we are one of the largest publicly traded online dating companies in the United States enables us to issue public equity as consideration for acquisitions as we pursue further consolidation in the online dating industry.

Low-cost operating base in Berlin, Germany.

We have assembled highly skilled teams with deep domain expertise across marketing, technology, and product within our headquarters in Berlin, Germany. Today, Berlin has a lower cost of living, and in turn, lower salaries than other major cities in Europe or North America. As a result, we require less capital to recruit and retain key employees. This cost advantage has allowed us to allocate significant capital to growth investments like direct marketing while also maintaining and scaling profitably.

Our Strategy

Grow in North America.

We will continue to focus on expanding our presence in North America. In recent years, we have grown our North American market share through the (i) introduction of established European brands such as EliteSingles, (ii) launch of new brands such as SilverSingles, and (iii) acquisition of established North American brands such as Zoosk, Jdate, Christian Mingle and JSwipe. Going forward, we expect to continue to allocate significant marketing capital towards North America as we look to drive both the organic growth of our existing brand portfolio and expansion through the launch of new or acquired brands.

Cement and grow our leadership position in 40+ age demographic and religious dating segments.

We will continue to invest in product innovation, brand building, customer acquisition and partnerships to provide the best products and strongest brands in the premium and community-based dating areas. We intend to develop solutions and strengthen our brands that speak to the specific needs of our target audiences.

Create global technology services to enable flexible and powerful dating platforms.

We are developing new, scalable technology services that will support future growth. Our new services will be architected and built with a particular emphasis on supporting all platforms and applications that many of our members utilize to access our products. With shared services to power our platforms, we expect to reduce the time and resources required to launch new brands or to integrate potential acquisitions, and to quickly adopt new features, trends and consumer preferences.

Markets and Geographical Presence of Spark Networks

We will continue to focus on premium online dating services catering to singles with a high socio-economic status. This strategy will include a focus on developing new and maintaining existing products.

We currently operate a portfolio of brands accessible to customers across the globe. While we might enter new geographies in the future, our primary focus will be to expand our presence in North America, which we consider the most attractive market for further growth based on the relative size of the United States and Canadian markets and the high potential for us to garner additional market share. We will also consider launching existing brands in markets where we already have a geographic presence to complement our service offerings and create a broader offering in these markets.

Sales and Marketing

We engage in a variety of marketing activities intended to drive consumer traffic to our websites and mobile applications and allow us the opportunity to introduce our products and services to prospective visitors, members and subscribers. Our marketing efforts are focused online and offline. Our online marketing approach employs a combination of search engine marketing, social media marketing and direct e-mail campaigns to attract potential members and paying subscribers, and use a network of online affiliates, through which we acquire traffic.

We supplement our online marketing by employing a variety of offline marketing and business development activities. These include print, television, public relations, event sponsorship and promotional alliances. We believe a more consistent, targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our products, and therefore increase the number of active users and paying subscribers.

Customer Service

Our customer support services aim to ensure an enjoyable, smooth and safe journey for all of our users. Our multi-lingual call centers and email support teams provide comprehensive support for our users, which includes assisting members with billing questions, helping members complete personal profiles and answering technical questions. Customer support is also engaged in monitoring our products for fraudulent activity. Certain of our customer support services are provided by our third-party commercial partners, and all customer service personnel receive ongoing training in an effort to better personalize the experience for members and paying subscribers who call or email us and to capitalize on upselling opportunities.

Technology

Our product teams are focused on the development and maintenance of products. They work in close cooperation with the technical teams, who build and manage our software and hardware infrastructure. We intend to continue investing in the development of new products, such as mobile applications, and enhancing the efficiency and functionality of our existing products and infrastructure.

Our network infrastructure and operations are designed to deliver high levels of availability, performance, security and scalability in a cost-effective manner.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States, Europe and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.

Spark Networks, Spark, Zoosk, Jdate, Christian Mingle, SilverSingles and EliteSingles, amongst others, are registered trademarks in the United States. Spark Networks, Zoosk, Jdate, Christian Mingle, EliteSingles and SilverSingles, amongst others, are registered trademarks in the European Union ("EU"). We also have a number of other registered and unregistered trademarks, and many of our trademarks are also registered in other jurisdictions, such as Switzerland, Iceland and Canada. Our rights to these registered trademarks are perpetual as long as we use them and renew them periodically. We also hold many United States and EU patents.

We rely on internal and external controls, including applicable laws and regulations and contractual provisions with employees, contractors, customers and others, to protect and control access to our intellectual property rights.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies, including vertically integrated internet portals and specialty-focused media companies that provide online and offline products and services to the markets we serve. Our principal online personals services competitors include Match Group (which operates the Match.com, OkCupid, Plenty of Fish, Tinder and Hinge brands), Bumble (which operates Bumble and Badoo brands) and ParshipMeet Group (which operates the eHarmony, Parship, ElitePartner and Meet brands). In addition, we face competition in free and freemium mobile applications such as Tinder, Hinge and Bumble, as well as social networking sites such as Facebook.

Government Regulation

Our business is regulated by diverse and evolving laws and governmental authorities in North America and other countries in which we operate. We are subject to laws and regulations related to internet communications, privacy, consumer protection, security and data protection, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising. These laws and regulations are becoming more prevalent, and new laws and regulations are under consideration by the United States

Congress, state legislatures and foreign governments. Any failure by us to comply with existing laws and regulations may subject us to liabilities. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Plus, legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the internet or slow the growth of the internet, any of which could materially adversely affect our business, financial condition and results of operations. For more information on the risks and related matters, see “Risk Factors-We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties,” “-We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived security or privacy breach could interrupt our operations, harm our brand, and adversely affect our reputation, brand, business, financial condition, and results of operations,” and “-The varying and rapidly-evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

Human Capital Disclosure

As a human-capital intensive business, the long-term success of our firm depends on our people. We are not only striving for communities and relationships that last for our users but also within our company by establishing a supportive and empowering culture. Our goal is to ensure that we have the right talent in the right place at the right time.

As of December 31, 2020, we had approximately 250 employees based in Germany and the United States and 30 independent contractors.

We monitor and evaluate various turnover and attrition metrics. We believe our annualized voluntary turnover is healthy for our industry, which we attribute to our strong values-based culture, commitment to career development, attractive compensation and benefit programs, and an inclusive, diverse and save work environment.

Value Based Culture

We strive to attract individuals who are people-focused and share our core values. We promote recognition of behavior, initiatives, and projects which model our values across the organization. We continue to intensify our focus on creating a highly engaged workforce, driving improvements across our communications, our culture, our reward programs, and our work environment and fostering a collaborative, inclusive and inspiring experience for all of our employees. The efforts are reflected in a strong commitment across our workforce. The results of our Year End 2020 Annual Employee Survey, which was completed by 76% of our workforce, revealed that more than 90% of our employees are satisfied with their employment with us and are motivated to achieve our goals. Over 95% of our employees confirmed that we offer a supportive work environment.

Commitment to Career Development

We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. We offer our employees several tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities, including Spark Academy, our in-house education program offering online, instructor-led and on-the-job learning formats. In addition, we invest in our executive talent through succession planning and individualized development planning.

Attractive Compensation and Benefit program

We are committed to providing a total compensation package to our employees that is market-competitive and performance based, driving innovation and operational excellence. One of our primary objectives with respect to employee compensation is to attract and retain the best possible employee talent, to link annual compensation and long-term stock-based compensation to achievement of measurable corporate goals and individual performance, and to align employee’ incentives with stockholder value creation. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.

Diversity and Inclusion

Our employees reflect the communities we live and work in and the users we serve. In recent years, we have continued to make progress in our culture of inclusion journey, including, among other things, by expanding gender diversity on the Company’s

Board. As of December 31, 2020, approximately 45% of our overall workforce and 44% of our management team are women. Our Board, CEO and senior executives model high standards of diversity, equity and inclusion and are leading sustainable change, being supported in their efforts by an employee led diversity and inclusion initiative called “Spark Together”.

Healthy Work Environment

During 2020, we focused significant attention on the effective handling of the COVID-19 pandemic. Our response has included a re-layout of our office plans in Berlin and Utah to ensure that the requirements of social distancing and hygiene can be complied with and the offices are a safe work environment. We also modified training programs to comply with distancing requirements, limited visitor entry and increased virtual meetings. We have made additional investments in company-wide engagement events to ensure connectivity and collaboration across the organization. Additionally, we implemented the use of flexible and remote work arrangements and other creative solutions. Where applicable, we have also provided additional support through mental and behavioral health resources. We have identified and/or developed resources to support employees and their families with additional time off, flexible schedules and employer paid benefits.

Available Information

Spark Networks SE was incorporated as a European stock corporation (Societas Europaea, SE) with the legal name Blitz 17-655 SE under the laws of Germany and the European Union, with entry into the German commercial register on April 5, 2017, by its stockholders, Blitzstart Beteiligungs Ltd. and Blitz Beteiligungs GmbH. It was acquired by Affinitas GmbH on April 12, 2017, for the purpose of becoming the ultimate holding company of Spark Networks, Inc., a Delaware corporation (“Spark”), and Spark Networks Services GmbH (f/k/a Affinitas GmbH), a German limited company (“Affinitas”) following the completion of the merger between Spark and Affinitas (the “Affinitas / Spark Merger”). On August 29, 2017, Spark Networks SE changed its name from Blitz 17-655 SE to Spark Networks SE. Spark Networks SE is registered with the commercial register (Handelsregister) of the local court (Amtsgericht) of Munich, Germany, under the registration number HRB 232591 under the legal name Spark Networks SE. Spark Networks SE currently does not use a commercial name different from its legal name. Spark Networks SE has been formed for an unlimited duration.

On November 2, 2017, we completed the Affinitas / Spark Merger pursuant to the Agreement and Plan of Merger dated May 2, 2017.

On July 1, 2019, we completed the acquisition of Zoosk whereby we acquired 100% of Zoosk's shares for a combination of cash and Spark Networks ADS. Prior to the acquisition, Zoosk was an unrelated third party and owner of the Zoosk platform, which is a leading global online dating platform.

Our registered offices are located at Kohlfurter Straße 41/43, Berlin 10999, Germany and the telephone number at that address is (+49) 30 868 000 102. Our website is www.spark.net. As a European stock corporation incorporated in Germany, we are subject to the laws of Germany and the EU. Our fiscal year is the calendar year.

Our SEC filings are available on the SEC’s website at http://www.sec.gov. This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, together with the other information contained in this annual report, including our consolidated financial statements and the related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our ordinary shares could decline, and you could lose all or part of your investment.

Risk Factors Summary:

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to the following:

Risks Related to our Business
•establishing and maintaining strong brands;
•attracting new members, converting members into paying subscribers and retaining our paying subscribers;
•the synergies and benefits of the Spark Networks / Zoosk Merger may not be realized or may not be realized within the expected time frame;
•failure to adequately protect our intellectual property rights or accusations of infringing the intellectual property rights of third parties;
•failure to keep pace with rapid technological change;
•maintaining or increasing our number of paying subscribers to maintain or increase our current level of revenue;
•our revenue could be adversely affected if subscriptions cannot be automatically renewed;
•ability to attract and retain users through cost-effective marketing efforts;
•communicating with users and erosion of such ability could have an adverse effect;
•the integrity of our systems and infrastructure and on ability to enhance, expand and adapt these systems and infrastructure in a timely and cost-effective manner;
•services are highly technical and may contain undetected bugs or errors;
•being subject to cybersecurity incidents in the past and anticipation of being the target of future attacks;
•reliance on a number of third-party providers who may fail to continue to perform;
•dependence on third parties to drive traffic to our websites;
•distribution and use of our products depends on third party publishers, platforms and mobile app stores;
•potential for increasing app store fees;
•ability to access, collect and use personal data about our users;
•credit card fees and chargeback costs of credit card companies;
•claims related to the rapidly evolving regulatory framework on privacy and data protection across jurisdictions;
•risks related to credit card payments;
•inappropriate actions by certain users could damage our brand reputation;
•publisher liability for information made available on our sites or apps;
•risks related to operations in international markets and being subject to complex international laws;
•impact of Brexit;
•risks related to COVID-19;
•litigation risk;
•certain open-source software risks;
•loss or material modification of our credit card acceptance privileges;
•compliance with our senior secured credit facility;
•level of indebtedness;
•user metrics subject to inherent challenges in measurement;

Risks Relating to an Investment in Spark Networks
•dating industry is competitive with low barriers to entry, low switching costs and new products and entrants;
•changes in tax treatment of companies engaged in e-commerce;
•adverse capital and credit market conditions could limit our access to capital and increase cost of capital;
•impairment risk of goodwill, intangible assets and other long-lived assets;
•failure to comply with United States securities laws;
•foreign currency exchange rate fluctuations;
•difficulty enforcing civil liability against Spark Networks or members of its Administrative Board;
•failure to maintain an effective system of internal control over financial reporting;
•adverse tax consequences if Spark Networks is considered a passive foreign investment company;

Risks Relating to the Spark Networks ADSs
•limited trading volume for Spark Networks’ ADSs which can reduce liquidity and increase volatility;
•fluctuation in the price of Spark Networks’ ADSs
•differing rights as a holder of ADSs representing ordinary shares in a German company compared to rights a stockholder of a U.S. corporation;
•principal stockholders own a significant percentage of the company’s ordinary shares;
•right to distributions on the company’s ordinary shares as a holder of ADSs;
•holders of ADSs may be unable to claim tax credits or refunds to reduce German withholding tax on dividends; and
•holders of ADSs do not have the same voting rights as actual stockholders, and holders of ADSs have less access to information and less opportunity to exercise rights as a holder of ADSs instead of ordinary shares.

Risks Relating to Our Business

Our business depends on establishing and maintaining strong brands, and if we are not able to maintain and enhance our brands, we may be unable to expand or maintain our member and paying subscriber bases.

We believe that establishing and maintaining our brands is essential to our efforts to attract and expand our member and paying subscriber bases. We believe that the importance of brand recognition will continue to increase, given the growing number of online dating sites and applications, or “apps,” and the low barriers to entry for companies offering online dating and other types of personals services. To attract and retain members and paying subscribers, and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining our distinct brands. If visitors, members and paying subscribers to our products do not perceive our existing services to be of higher quality, or if we introduce new services or enter into new business ventures that are not favorably received by such parties, the value of our brands could be diluted, thereby decreasing the attractiveness of our websites and mobile applications to such parties. As a result, our results of operations may be adversely affected by decreased brand recognition or negative brand perception.

If our efforts to attract new members, convert members into paying subscribers and retain our paying subscribers are not successful, or if our users decrease their level of engagement with our products, our revenue and operating results will suffer.

Since we launched in 2008, we and our predecessor companies have had nearly 87 million users register with our dating platforms. A registration is deemed complete once a user has inserted an email/password combination, accepted the terms of service and clicked the registration button in order to create a profile with the respective site (such user, a “registered user”).

For the twelve months ended December 31, 2020, we had an average of approximately 927,951 paying members across all of our platforms. Our future growth depends on our ability to attract new members that fit within our target audience, convert members into paying subscribers, retain our paying subscribers and maintain or grow user engagement of our products. This in turn depends on our ability to deliver a relevant, high-quality online personals experience to these members and our ability to remain attractive to our existing and potential paying customers. As a result, we must continue to invest significant resources in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and paying subscribers and may fail to attract new members and paying subscribers. For example, one of our strategies is to target single people with high socio-economic status who are looking for a serious and long-term relationship. If our user preferences change, or the market for this niche otherwise decreases, or this strategy is otherwise unsuccessful, we could lose users, including paying subscribers, and our market share and revenue could decrease. Our revenue and expenses will also be adversely affected if our innovations are not responsive to the needs of our members and paying subscribers or are not brought to market in an effective or timely manner.

Our revenue could be adversely affected if subscriptions cannot be automatically renewed.

We generally provide our premium memberships pursuant to 1-month, 3-month, 6-month and 12-month subscriptions, which are generally automatically renewed unless canceled by the subscriber. In each of the years ended December 31, 2020 and 2019, subscription revenue accounted for over 97% of our total revenue. Although we have historically experienced a high percentage of subscribers that choose an auto-renewal payment option, a significant portion of our members may choose not to do so in the future or we may encounter difficulties during the technical processing of the renewal of credit card processing due to, for instance, the expiration or blocking of the applicable credit card. We have taken steps to increase renewal rates by, for example, improving the auto-renewal success, but there can be no assurance that these efforts will remain successful in maintaining, and even increasing renewal rates in the future.

The EU has introduced the EU Consumer Rights Directive (the “Directive”), enforced in EU member states since June 2014, that restricts the use of auto-renewals, and we have implemented a membership subscription model which is compliant with the Directive. In the United States, numerous states also have laws regulating auto-renewal clauses in contracts, and proposals to restrict auto-renewals are also under consideration in the United States. To the extent that we must reduce or eliminate the use of auto-renewals in these or other markets, renewal rates may fall, potentially reducing the number of membership subscription users. Consequently, the growth of subscription revenue will depend significantly on attracting new subscription users, and this dependence could increase due to regulations concerning auto-renewal that are outside of our control. Any failure to maintain or improve the renewal rates of membership subscription users or to attract new subscription users could have a material adverse effect on results of operations.

Moreover, the EU has introduced the Payment Services Directive which applies more stringent rules for payments and credit card processing in the EU. The effect of this regulation could require users to take additional steps when paying online. This may have an adverse effect on the authorization levels of our users.

Although we expect the Spark Networks / Zoosk Merger will result in synergies and other benefits, those synergies and benefits may not be realized or may not be realized within the expected time frame.

Our ability to realize the anticipated benefits of the Spark Networks / Zoosk Merger will depend, to a large extent, on the combined company’s ability to integrate the businesses of Spark Networks and Zoosk in a manner that facilitates growth opportunities and achieves projected cost savings and revenue growth without adversely affecting current revenues and investments in future growth. In addition, some of the anticipated synergies may not occur for a significant time period and will require substantial capital expenditures in the near term to be fully realized, such as the ones required to consolidate our technology platforms. Even if we are able to integrate the business and operations of Zoosk successfully, the anticipated benefits of the Spark Networks / Zoosk Merger, including the expected synergies, may not be realized fully or at all or may take longer to realize than expected.

The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources. The difficulties of combining the operations of the companies include, among others:

•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•differences in control environments, cultures, and auditor expectations may result in future material weaknesses, significant deficiencies, and/or control deficiencies while we work to integrate the companies and align guidelines and practices;
•difficulties in attracting and retaining key personnel;
•challenges in retaining existing customers and obtaining new customers;
•difficulties in achieving anticipated cost savings, synergies, business opportunities, financing plans and growth prospects;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•the transition of management to the combined company management team, and the need to address possible differences in corporate cultures and management philosophies;
•known or potential unknown liabilities of Zoosk that are larger than expected; and
•other potential adverse consequences and unforeseen increased expenses or liabilities associated with the acquisition.

Some of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations.

A failure to successfully build global, shared services for our dating brands' technology platforms could have a material adverse effect on the Company’s business.

In 2020, we continued developing shared services to further drive the consolidation of our technology platforms with a particular emphasis on supporting the mobile applications that many of our members utilize to access our products. To mitigate a prolonged interruption in development, we focused the development of the platform consolidation in 2020 to modular technology services that we anticipate will provide us with global, highly flexible, shared technology for all of our global dating brands. These new services are expected to support future growth and to harmonize key processes. We believe that these new services will be essential to our growth initiatives and business plans. Such technology service implementations are complex and time-consuming and involve significant expenditures on system software and implementation activities, as well as changes in business processes. A failure or prolonged interruption in our technology services, or any difficulty encountered in upgrading these services, may compromise our ability to meet customer needs, or to operate our business without a material adverse effect on our financial condition.

We face significant competition for acquisition opportunities.

There is significant competition for acquisition targets in the markets within which we operate. Consequently, we may not be able to identify suitable acquisitions or may have difficulty finding attractive businesses for acquisition at reasonable prices. If we are unable to identify future acquisition opportunities, reach agreement with such third parties or obtain the financing necessary to make such acquisitions, we could lose scale relative to competitors who are able to make such acquisitions. This loss of relative scale in the industry could negatively impact our capacity to compete and reduce future growth potential.

In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions, or establishing cooperatives and in some cases, establishing exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major consumer facing internet players or smart phone apps including, but not limited to, search engines and social networks, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause difficulty in attracting and retaining members and converting members into paying subscribers.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets.

In addition, we rely on a combination of laws, and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect our various intellectual property rights. For example, we have generally registered, and continues to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. Effective intellectual property protection may not be available or may not be sought in every country in which our products are made available, and contractual disputes may affect the use of certain intellectual property governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available.

Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use our intellectual property without authorization. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others, including in respect of alleged trademark or patent infringement. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources.

For instance, we are currently in a dispute with a competitor related to our registered figurative trademark for EliteSingles and country specific related trademarks in BeneLux, Finland, Hungary, Ireland, Sweden, Poland, Denmark and the UK. Although we believe that we will ultimately prevail and intend to prosecute and defend our interest vigorously, if we were to lose these disputes, we may be required to rebrand EliteSingles and the country specific brands in the given countries, which may have an adverse effect on the performance of the respective EliteSingles brands.

The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.

If we fail to keep pace with rapid technological change, our competitive position will suffer.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance depends on our ability to adapt to rapidly changing technologies and industry standards, and the ability to continually improve the speed, performance, features, ease of use and reliability of services in response to both evolving demands of the marketplace and competitive service and product offerings. Our industry has been subject to constant innovation and competition. When one competitor introduces new features perceived as attractive to users, other competitors replicate such new features. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, e-cards, personality profiles, the delivery of content through cell phones and linking of profiles to social media accounts. There have also been subsequent enhancements on new features such as the ability to send videos and photos through instant messaging or customize user experience based on machine learning and artificial intelligence. Integration of new technologies into systems involves numerous technical challenges, substantial amounts of capital and personnel resources, and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services so that we can both innovate and stay competitive in the competitive landscape in which we operate. For example, in 2020, we introduced a number of new features such as search optimization to provide better matches to our users, and we anticipate the introduction of additional features in 2021 and beyond. We may not be able to effectively integrate new technologies into our websites and mobile applications on a timely basis or at all, which may degrade the responsiveness and speed of our websites and mobile applications. Such technologies, even if integrated, may not function as expected.

We need to maintain or increase our number of paying subscribers to maintain or increase our current level of revenue.

The vast majority of our revenue is generated by users that pay a subscription fee. Internet and app users in general, and users of online personals services specifically, freely navigate and use the services offered by a variety of providers. We cannot assure that we will be able to grow or even maintain the current size of our subscriber base. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, we will not be able to maintain or increase our current level of revenue.

Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in these efforts could adversely affect our business, financial condition and results of operations.

Our costs to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time depending upon a number of factors, many of which are beyond our control. Historically, we have used online and offline advertising as the primary means of marketing our services. During 2020, cost of revenue, exclusive of depreciation and amortization, substantially increased compared to the prior year as a result of the addition of the first full year of Zoosk integration following the Spark Networks / Zoosk Merger in July 2019.

Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many traditional advertising channels is contracting. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms, as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Positive user experiences can provide gratuitous promotional opportunities for us, as satisfied subscribers can encourage others to join; we can also capitalize on such success stories in our marketing. Many of our competitors have also engaged in live marketing efforts such as organized online social events for members, an area that we have not yet tried at scale. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition and results of operations.

In addition, the cost of online and/or offline advertising has historically increased over time. If we are not able to reduce our other operating costs, increase our paying subscriber base or increase revenue per paying subscriber to offset increased marketing costs, our profitability will be adversely affected.

Our growth strategy includes acquisitions that entail significant execution, integration and operational risks.

We pursue a growth strategy based in part on acquisitions, with the objective of creating a combined company that we believe can achieve increased cost savings and operating efficiencies through economies of scale, especially in the integration of administrative services. We will seek to make additional acquisitions in the future to increase our scale and profitability. For instance, on July 1, 2019, we consummated the acquisition of Zoosk, Inc. ("Zoosk"), pursuant to which Zoosk became a wholly owned subsidiary of Spark Networks. Zoosk is a global online dating platform, allowing its members to discover and communicate with each other from their mobile phones, tablets, or personal computers. On September 30, 2016, we consummated the acquisition of Samadhi, owner of the Attractive World platform, and on November 2, 2017, we consummated the merger of Spark Networks Services GmbH (f/k/a Affinitas GmbH), a German limited company (“Affinitas”) and Spark Networks, Inc., a publicly listed Delaware corporation (“Spark”) and owner of the Jdate, Christian Mingle, and JSwipe platforms, among others. This growth strategy involves significant risks. We expose ourselves to operational and financial risks in connection with historical and future acquisitions if we are unable to:

•properly value prospective acquisitions, especially those with limited operating histories;
•successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems of acquired businesses with our existing operations and systems;
•successfully identify and realize potential synergies among acquired and existing businesses;
•retain or hire senior management and other key personnel at acquired businesses; and
•successfully manage acquisition-related strain on our management, operations and financial resources and those of the various brands in our portfolio.

Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations. While we have successfully integrated acquisitions in the past, such as in the Affinitas / Spark Merger, no assurance can be provided that Spark Networks will experience similar success with future acquisitions.

Acquisitions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems, the retention of key employees and customers, and other issues that could negatively affect our business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Communicating with our users is critical to our success, and any erosion in our ability to communicate with our users could adversely affect our business, financial condition and results of operations.

To be successful, we must communicate with our subscribers and other users to, among other things, update them on their profile and related activity and to introduce them to new products and services. As a result, we must ensure that our methodology for communication with our subscribers and other users evolves in step with the communication habits of our consumers. For instance, most of our communications currently take the form of email and push notifications.

Any failure to effectively communicate with current users or develop or take advantage of new means of communication could have an adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on the integrity of our systems and infrastructure and on our ability to enhance, expand and adapt these systems and infrastructure in a timely and cost-effective manner.

In order for us to succeed, our systems and infrastructure must perform well on a consistent basis. From time to time, we may experience system interruptions that make some or all of our systems or data unavailable and prevent our products from functioning properly for our users; any such interruption could arise for any number of reasons, including human errors. Further, our systems and infrastructure are vulnerable to damage from fire, power loss, hardware and operating software errors, telecommunications failures and similar events. While we have backup systems in place for certain aspects of our operations, our systems and infrastructure are not fully redundant, disaster recovery planning is not sufficient for all eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputation and decrease demand for our products, any or all of which could adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers will not be able to access, or will have limited access to, the service.

We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various dating products, ensure acceptable page load times or general accessibility for our dating products and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could adversely affect our users’ experience with our various products and thereby negatively impact the demand for our products, and could increase our costs, either of which could adversely affect our business, financial condition and results of operations.

Our services are highly technical and may contain undetected bugs or errors, which could manifest in ways that could seriously harm our reputation and our business.

Our services are highly technical and complex, and any services we may introduce in the future may contain undetected bugs, errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our services, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled services. We have a practice of rapidly updating our services, but some errors in our services may be discovered only after our service are used by users, and may in some cases be detected only under certain circumstances or after extended use. Any such defects discovered in our services after commercial release could result in a loss of sales and users, which could seriously harm our business. Any errors, bugs, or vulnerabilities discovered in our code after release could damage our reputation, drive away users, lower revenue, and expose us to damages claims, any of which could seriously harm our business.

We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived security or privacy breach affecting us or our third-party service providers could interrupt our operations, harm our brand, and adversely affect our reputation, brand, business, financial condition, and results of operations.

Our business involves the collection, storage, processing, and transmission of personal data, including credit card information. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations, including large online and off-line businesses, Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and other information security incidents, including cyberattacks, ransomware, computer viruses, worms, hacking, phishing, bot attacks or other destructive or disruptive software, distributed denial of service attacks, other attempts to misappropriate customer information, some of which have involved sophisticated and highly targeted attacks. We have previously experienced and expect to continue to experience these types of breaches, attacks and other incidents. See Note 10 to our "Consolidated Financial Statements".

Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we or our service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access into our systems or facilities, attempting to fraudulently induce our employees, users or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology, or IT, systems, or attempting to fraudulently induce our employees, or others into manipulating payment information, resulting in the fraudulent transfer of funds to bad actors. Unauthorized parties may also seek to disrupt or disable our or our service providers’ services through attacks such as ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyberattacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts.

In addition, users could have vulnerabilities on their own devices that are entirely unrelated to our systems but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. Certain efforts may be supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

Although we and our service providers have systems and processes that are designed to protect, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected our systems in the past and cannot guarantee security in the future. The IT and infrastructure used in our business and in the products of third parties we use may be vulnerable to cyberattacks or security breaches, and unauthorized third parties may be able to access data, including personal data and other sensitive and proprietary data of users, our employees’ personal data, or our other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, there is a risk that these policies may not be effective in all cases.

Any actual or perceived breach of privacy, or any actual or perceived security breach or other incidents, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of, data, result in fraudulent transfer of funds, harm our reputation, brand, and competitive position, damage our relationships with third-party partners, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Further, any cyberattacks or actual or perceived security and privacy breaches and other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention, including as a result of business changes that may be required in settling or resolving such claims or litigation. We cannot be certain that our insurance coverage will be adequate for data handling or data security costs or liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.

Similarly, online scammers and other similar groups may use our services and products to engage in illegal activities and it is likely that as more people use our services, these groups will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe violate our guidelines, we believe these groups will continue to seek ways to act inappropriately and illegally on our services. Combating these groups requires our engineering and customer service teams to divert significant time and focus from improving our services.

Further, the impact of cyber security events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations such as credit card processors) could have a similar effect on us. If breaches, scamming and other similar activities increase at third parties with whom we do business, our reputation, business and results of operations could be materially adversely affected.

We rely on a number of third-party providers and their failure or unwillingness to continue to perform could harm us.

We rely on third parties to provide important services and technologies, including third parties that manage and monitor our offsite data center, ISPs, search engine marketing providers and credit card processors, among others. In addition, we license technologies from third parties to facilitate our ability to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. Except to the extent of the terms of our contracts with such third party providers, we exercise little or no control over them, which increases our vulnerability to problems with the services and technologies they provide and license to us. In addition, if any fees charged by third party providers were to substantially increase, we could incur significant additional losses.

We depend, in part, upon arrangements with third parties to drive traffic to our various websites and apps.

We engage in a variety of activities designed to attract traffic to our various websites and mobile applications and convert visitors into members and paying subscribers. How successful we are in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our various websites and mobile applications and our oversight of such third parties to ensure that they are appropriately communicating with online users. Pursuant to these arrangements, third parties generally promote our services on their websites and mobile applications or through email campaigns and we pay them based on a variety of metrics (cost per registration, cost per one thousand impressions, a percentage of sales, etc.). Depending on how a third party communicates with online users via email, third party email service providers could treat such email campaign as spam, and ultimately limit our ability to communicate with our members and paying subscribers via email.

These arrangements are generally not exclusive, are short-term in nature and are generally terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenue, or if we are unable to enter into new arrangements with existing and/or new third parties in response to industry trends, or if such third parties improperly manage email campaigns, our business, financial condition and results of operations could be adversely affected.

Distribution and use of our dating products depends, in significant part, on a variety of third-party publishers, platforms and mobile app stores. If these third parties limit, prohibit or otherwise interfere with the distribution or use of our dating products in any material way, it could adversely affect our business, financial condition and results of operations.

We market and distribute our dating products (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. Certain publishers and channels have, from time to time, limited or prohibited advertisements for dating products for a variety of reasons, including as a result of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected.

Additionally, our mobile applications are accessed through the Apple App Store and the Google Play Store, among other platforms. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications as well as to the pricing of our services, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores. There is no assurance that Apple or Google will not limit or eliminate or otherwise interfere with the distribution of our applications. If either or both entities were to do so, our business, financial condition and results of operations could be adversely affected.

As the distribution of our dating products through app stores increases, we will need to offset increasing app store fees.

As our user base continues to shift to mobile solutions, we increasingly rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are free to download from these stores, we offer our users the opportunity to purchase paid memberships through these applications. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through these applications to users who download our applications from these stores, we pay Apple and Google, as applicable, a share of the revenue we receive from these transactions. As the distribution of our dating products through app stores increases, we will need to offset these increased app store fees by decreasing traditional marketing costs, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.

Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.

We depend on search engines, digital app stores and social media platforms, to market, distribute and monetize our products and services. Our subscribers and users engage with these platforms directly, and in the case of digital app stores, may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. If these platforms limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected, our ability to identify and communicate with a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts and our ability to develop and implement safety features, policies and procedures for certain of our products and services could be adversely affected. We cannot assure you that search engines, digital app stores and social media platforms upon which we rely will not limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.

The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. For example, in 2016, the European Commission adopted the General Data Protection Regulation ("GDPR"), a comprehensive European Union privacy and data protection reform that became effective in May 2018. The act applies to companies established in the European Union or otherwise providing services or monitoring the behavior of people located in the European Union and provides for significant penalties in case of non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which may require that the Company make changes to the Company’s business practices and could generate additional risks and liabilities. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (so called “e-Privacy”) Directive, notably to amend rules on the use of cookies. The Court of Justice of the European Union issued a judgment in October 2019 indicating that affirmative consent would be required for non-essential tracking tools. At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. Multiple legislative proposals concerning privacy and the protection of user information are being considered by the United States Congress. Various United States state legislatures intend to consider privacy legislation in 2021 and beyond. Other United States state legislatures have already passed and enacted privacy legislation, most prominent of which is the California Consumer Privacy Act of 2018, which was signed into law in June 2018 and came into effect on January 1, 2020. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Additionally, the Federal Trade Commission and state regulators have increased their focus on privacy and data security practices at digital companies.

Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area (“EEA”). Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other jurisdictions; for example, on July 16, 2020, the CJEU invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it noted that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty and increased the risk around our international operations. These recent developments may require us to review and amend the legal mechanisms by which we make, or in the future might make, and, or, receive, or in the future might receive, personal data transfers to the United States and other jurisdictions. The German data protection authorities, the European Data Protection Board, and other data protection authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple local-level laws are introduced with inconsistent or conflicting standards and there is no national law to preempt such laws, compliance with such laws could be difficult to achieve and we could be subject to fines and penalties in the event of non-compliance.

Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties, and adverse publicity. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of various brands could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

Lastly, compliance with the numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of personal data could be costly, as well as result in delays in the development of new products and features as resources are allocated to these compliance projects, particularly as these laws become more comprehensive in scope, more commonplace and continue to evolve. In addition, the varying and rapidly evolving regulatory frameworks across jurisdictions may result in decisions to introduce products in certain jurisdictions but not others or to cease providing certain services or features to users located in certain jurisdictions. If these costs or other impacts are significant our business, financial condition and results of operations could be adversely affected.

We are subject to a number of risks related to credit card payments, including data security breaches and fraud that it or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations.

We accept payment from our users primarily through credit card transactions and online payment service providers. While we use third parties to handle and process credit card transactions, we still face risks related to security breaches involving these third-party providers. For instance, a large breach at a third-party credit card processor could cause people to cancel their credit cards, which could affect our ability to process auto-renewals. In addition, breaches at third party processors could affect consumer confidence in us because consumers may not distinguish between us and the third party when informed of the breach. The occurrence of this or similar events could have a material adverse effect on our business, results of operations, and financial conditions.

Inappropriate actions by certain of our users could be attributed to us and damage our brands’ reputations, which in turn could adversely affect our business.

The reputation of our brands may be adversely affected by the actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate or unlawful. While we monitor and review the appropriateness of the content accessible through our dating products and have adopted policies and technical solutions to address and prevent illegal, offensive or inappropriate use of our dating services, our users could nonetheless engage in activities that violate our policies or circumvent the solutions. These safeguards may not be sufficient to avoid harm to our reputation and brands, especially if such hostile, offensive or inappropriate use is well-publicized.

In addition, it is possible that a user of our services could be physically, financially, emotionally or otherwise harmed by an individual that such user met through the use of one of our services. While we check every new profile and monitor accounts for fraudulent activity, we are not certain that every harm posed by other individuals can be eliminated. If one or more of our users suffers or alleges to have suffered any such harm, we could experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors’ dating services could result in negative publicity for the dating industry, which could in turn negatively affect our business. Concerns about such harms and the use of dating services and social networking platforms for illegal conduct, such as romance scams and financial fraud, could produce future legislation or other governmental action that could require changes to our dating services, restrict or impose additional costs upon the conduct of our business generally, subject us to liability for user conduct or cause users to abandon our dating services.

We may be liable as a result of information retrieved from or transmitted over the internet.

We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our websites and mobile applications and the other sites or applications linked to us. These types of claims have been brought, sometimes successfully, against online services in the past. We could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occurs, our revenue could be materially adversely affected, or we could incur significant additional expense.

We operate in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with certain of our international operations.

Our brands are available worldwide. Operating internationally exposes us to a number of additional risks, including:

•operational and compliance challenges caused by distance, language and cultural differences;
•difficulties in staffing and managing international operations;

•differing levels of social and technological acceptance of our dating services or lack of acceptance of them generally;
•foreign currency fluctuations;
•other potential adverse consequences and unforeseen increased expenses or liabilities associated with the Zoosk acquisition.
•competitive environments that favor local businesses;
•limitations on the level of intellectual property protection; and
•trade sanctions, political unrest, terrorism, war, health and safety epidemics, or the threat of any of these events.

The occurrence of any or all of the events described above could adversely affect our international operations, which could in turn adversely affect our business, financial condition and results of operations.

The global COVID-19 outbreak has affected our business and operations.

The outbreak of the novel coronavirus and the COVID-19 disease that it causes has evolved into a global pandemic. In light of the continued uncertainty relating to COVID-19, we have taken certain precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, including temporarily closing certain of our offices and virtualizing, postponing, or canceling certain events and travel, which may negatively impact our business.

Furthermore, as a result of the COVID-19 pandemic, most of our employees and service providers are working remotely. It is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in material consumer privacy, information technology security, and fraud risks.

In addition, governments at all levels continue to impose and advise restrictions on social gatherings in both public and private spaces. The continuation of these restrictions, along with an increased hesitancy by individuals to frequent public spaces, could reduce the demand for our services in the future.

Accordingly, it is not possible at this time to estimate the extent of the impact that COVID-19 will have on our business, as the pandemic continues to evolve and be highly uncertain.

Our business is subject to complex and evolving United States and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, website accessibility, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, sex-trafficking, taxation, export controls, economic sanctions and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those in the United States.

These United States federal, state, municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and country to country and inconsistently with our current policies and practices. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, require that we change or cease certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

Proposed or new legislation and regulations could also adversely affect our business, including the adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact our business or our ability or the manner in which we provide our services, could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union, or Brexit, and the implementation of the trade and cooperation agreement between the United Kingdom and the European Union could have a material adverse effect on our business.

In June 2016, voters in the United Kingdom approved a referendum to withdraw the United Kingdom’s membership from the European Union, which is commonly referred to as “Brexit.” The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020. On December 30, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.

We have operations in the United Kingdom and the European Union and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the United Kingdom and the European Union and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. The uncertainty concerning the United Kingdom’s future legal, political and economic relationship with the European Union could adversely affect political, regulatory, economic or market conditions in the European Union, the United Kingdom and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the United Kingdom financial and banking markets, as well as to the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

We may also face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, as of January 1, 2021, the United Kingdom lost the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in areas that are subject to such global trade agreements more difficult. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which laws of the European Union to replace or replicate. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our services, which could materially adversely affect our business, financial condition and results of operations.

The ongoing instability and uncertainty surrounding Brexit and the implementation and application of the Trade and Cooperation Agreement, could require us to restructure our business operations in the United Kingdom and the European Union and could have an adverse impact on our business and employees in the United Kingdom and European Union.

We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition.

We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws and other matters that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. In addition, we might be subject to potential class action suits or other collective proceedings in the United States, Canada, the United

Kingdom or Australia for possible violations of the consumer protections laws. The defense of these actions may be both time consuming and expensive. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any such legal proceedings could result in liability that, to the extent not covered by applicable insurance, could have an adverse effect on our business, financial condition and results of operations.

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services and subject us to possible litigation.

We use open source software in connection with a portion of our proprietary software and expect to continue to use open source software in the future. Under certain circumstances, some open source licenses require users of the licensed code to provide the user’s own proprietary source code to third parties upon request, or prohibit users from charging a fee to third parties in connection with the use of the user’s proprietary code. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products, or that they will not do so in the future. Accordingly, we may face claims from others challenging our use of open source software, claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed or distributed with such software. Such claims could also require us to purchase a commercial license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.

Our business depends, in part, on the growth and maintenance of the internet, and our ability to provide services to our members and paying subscribers may be limited by outages, interruptions and diminished capacity of the internet, as well as by new laws and regulations governing the internet.

Our performance will depend, in part, on the continued growth and maintenance of the internet. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continues to increase or if existing or future internet users access the internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the internet. We have no control over the third-party telecommunications, cable or other providers of access services to the internet that our members and paying subscribers rely upon. There have been instances where regional and national telecommunications outages have caused us to experience service interruptions during which our members and paying subscribers could not access our services. Any additional interruptions, delays or capacity problems experienced with any points of access between the internet and our members could adversely affect our ability to provide services reliably to our members and paying subscribers. The temporary or permanent loss of all, or a portion, of our services on the internet, the internet infrastructure generally, or our members’ and paying subscribers’ ability to access the internet could disrupt our business activities, harm our business reputation and result in a loss of revenue. Additionally, the internet, electronic communications and telecommunications industries are subject to federal, state and foreign governmental regulation, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, employment, and taxation. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Any such new laws, regulations or amendments to existing regulations could disrupt or adversely affect the profitability of our business.

Increases in credit card processing fees and high chargeback costs could increase operating expenses and adversely affect results of operations, and an adverse change in, or the termination of, our relationship with any major credit card company would have a severe, negative impact on our business.

A significant portion of our customers purchase our products using credit or debit cards. The major credit card companies or the issuing banks may increase the fees that they charge for transactions using their cards. An increase in those fees would require us to either increase the prices we charge for our products, or suffer a negative impact on our profitability, either of which could adversely affect our business, financial condition and results of operations.

In addition, we have potential liability for chargebacks associated with the transactions processed on our behalf. If a customer claims that a subscription to one of our products was purchased fraudulently, the subscription price is “charged back” to us or our bank, as applicable. If we or our sponsoring banks are unable to collect the chargeback from the persons processing transactions on our behalf, or, if the credit card processor refuses or is financially unable to reimburse for the chargeback, e bear the loss for the amount of the refund paid. We also have potential liability related to fines that are levied by the major credit card companies when chargeback expenses exceed certain thresholds.

We are vulnerable to credit card fraud. Card fraud occurs when a customer uses a stolen card (or a stolen card number in a card-not-present-transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the processor receives authorization for the transaction, we or the card processor are liable for any loss arising from the transaction. Because all of our sales via credit card are card-not-present transactions, we are more vulnerable to credit card fraud.

Loss or material modification of our credit card acceptance privileges would have a material adverse effect on our business and operating results.

A significant percentage of our users pay for our services by credit card. The loss of credit card acceptance privileges would significantly limit our ability to renew paying subscribers or secure new paying subscribers.

Most of our users purchase a membership, for which payment is made at the beginning of the term. In addition, almost all membership renewals are paid by auto-renewal, charging the renewal fee to the client’s credit card. There is a risk that, if we fail to fully perform our obligations under the terms of service or the client objects to the auto-renewal payment made by credit card, the credit card companies could be obligated to reimburse these clients for all or a portion of the membership fee. We might be obligated to pay all such amounts under our agreements under which we have obtained our credit card acceptance privileges. As a result of this risk, credit card companies may require us to set aside additional cash reserves, may not renew acceptance privileges or may increase the transaction fees they charge for these privileges.

The card networks, such as Visa, MasterCard, and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include the Payment Card Industry Data Security Standards (“PCI DSS”). Under the PCI DSS, our Zoosk brand is required to adopt and implement internal controls over the use, storage and security of card data to help prevent credit card fraud. We assess our compliance with the PCI DSS on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with the rules and regulations adopted by the card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the card networks, we will be able to maintain our compliance. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the credit card data of customers or participants.

The loss of, or the significant modification of, the terms under which we obtain credit card acceptance privileges would have a material adverse effect on our business, revenue and operating results.

Our ability to comply with the Senior Secured Facilities Agreement is subject to our future performance and other factors.

On July 1, 2019, in connection with the Spark Networks / Zoosk Merger, we entered into the Senior Secured Facilities Agreement (the "Senior Secured Facilities Agreement") that provides for a senior secured term loan facility in an aggregate amount equal to $120 million and a senior secured revolving facility in an aggregate amount equal to $5 million (the "Revolving Credit Facility"), which was amended on May 20, 2020 to extend the required delivery date of the audited financial statements and related year-end documentation for the fiscal year ending December 31, 2019, and which was further amended on December 2, 2020 to, among other things as set forth therein, reset the financial covenants and increase the term loan facility by $6 million (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Facilities"). Borrowings under the Senior Secured Facilities Agreement mature on July 1, 2023 and are secured by substantially all of the Company’s assets. The Senior Secured Facilities Agreement contains certain financial covenants including quarterly testing of a maximum First Lien Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (each as defined in the Senior Secured Facilities Agreement)

and monthly testing of a minimum liquidity covenant. Additional covenants, among other things, limit our and our subsidiaries' abilities to:

•incur additional indebtedness;
•create or incur additional liens;
•engage in certain fundamental changes, including mergers or consolidations;
•sell or transfer assets;
•pay dividends and distributions on our and our subsidiaries’ capital stock;
•make payments and prepayments of junior or unsecured indebtedness;
•make acquisitions, investments, loans, or advances;
•engage in certain transactions with affiliates; and
•enter into negative pledge clauses and clauses restricting subsidiary distributions.

Our ability to comply with these covenants in the future is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, and there can be no assurance that we will be able to maintain compliance with these covenants in the future. The breach of any of the debt covenants could result in an event of default under the Senior Secured Facilities Agreement. Upon the occurrence of an event of default, the lenders could make an immediate demand of the amount outstanding under the credit facility. If a default was to occur and such a demand was to be made, there can be no assurance that our assets would be sufficient to repay the indebtedness in full. If any of these events were to occur, our ability to fund our operations could be seriously harmed.

If we experience a decline in cash flow due to any of the factors described in these “Risk Factors” or otherwise, we could have difficulty paying interest and the principal amount of our outstanding indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our Facilities, or if we fail to comply with the various requirements of our indebtedness, we could default under our Facilities. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our Facilities, a requirement that we and our subsidiaries that have guaranteed our indebtedness pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our indebtedness, including substantially all of our and our subsidiary guarantors’ assets. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in Senior Secured Facilities or to remedy any defaults under such facilities.

Our substantial level of indebtedness could materially adversely affect our financial condition.

We have significant indebtedness that could materially adversely affect our business by:

•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts, marketing expenditures, and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•exposing us to the risk of increased interest rates as our borrowings are, and may in the future be, at variable interest rates.

The occurrence of any one of these events could have a material adverse effect on our business, results of operations, and financial condition, and ability to satisfy our obligations under our Senior Secured Facilities.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review metrics, including our ARPU and average paying subscribers metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology.

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If partners or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be materially adversely impacted.

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Our Senior Secured Facilities Agreement has an interest rate tied to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit LIBOR quotations by the end of 2021. We cannot predict the impact of the potential phase out of LIBOR on the interest rate in our debt agreement, and whether the alternative reference rates in our debt agreement will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR on our financial condition or whether the discontinuation of LIBOR would have a material adverse effect on our results of operations.

Risks Relating to an Investment in Spark Networks

The dating industry is competitive, with low barriers to entry, low switching costs and new products and entrants constantly entering the market.

The dating industry is competitive, with new products and entrants constantly being developed and released. Some of our competitors may enjoy better competitive positions in certain geographical regions or user demographics that we currently serve or may serve in the future. These advantages could enable these competitors to offer products that are more appealing to users and potential users than our products, or to respond more quickly and/or cost-effectively than us to new or changing opportunities. The attractiveness of these products could also allow these companies to sell their products at higher prices and with higher margins.

We compete with traditional personals services, as well as newspapers, magazines and other traditional media companies that provide personals services. We also compete with a number of large and small companies, including internet portals and specialty-focused media companies that provide online and offline products and services to the markets served. Principal online personals services competitors include Match Group (which operates the Match.com, OkCupid, Plenty of Fish, Tinder and Hinge properties), Bumble (which operates the Bumble and Badoo brands) and ParshipMeet Group (which operates the eHarmony, Parship, ElitePartner and Meet brands). In addition, we face competition in free and freemium mobile applications such as Tinder, Bumble and Hinge or applications that compete in one of our niches such as Match Group's Upward as well as social networking sites like Facebook. Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources and larger customer bases than we currently have. These factors may allow competitors to respond more quickly to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies that may allow them to build larger member and paying subscriber bases. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. These activities could attract members and paying subscribers away from our websites and mobile applications and reduce our market share. Customers may utilize multiple dating services simultaneously, and cease using a particular service that comparatively lags behind or is duplicative of another service.

In addition, we currently compete with other companies that direct all or portions of their websites and mobile applications toward each of their respective targeted and actual subscribers. For example, we currently compete with generalist personals services platforms, some of which have substantially greater resources and brand recognition than we do, which, unlike more targeted or segmented personal services platforms, permit customers access to a broad array of people with a wide variety of backgrounds and interests.

Further, within the dating industry generally, costs to develop new products are comparatively low and costs for consumers to switch between products are low as well, resulting in significant customer churn and low brand loyalty. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means. If we are not able to compete effectively against our current or future competitors, whether or not such competitors operate traditional or non-traditional platforms, the size and level of engagement of our user base may decrease, which could have an adverse effect on our business, financial condition and results of operations.

We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•brand strength in the marketplace relative to competitors;
•attractiveness to target niches;
•the size and diversity of member and paying subscriber bases;
•efficacy in user acquisition and marketing optimization;
•the timing and market acceptance of our products and services, including developments and enhancements to products and services relative to those offered by our competitors; and
•customer service and support efforts.

We have no present intention to pay dividends on our ordinary shares in the foreseeable future and, consequently, your only opportunity to achieve a return on your investment during that time is if the price of our ADSs appreciates.

We have no present intention to pay dividends on our ADSs in the foreseeable future. Any recommendation by the Administrative Board to pay dividends will depend on many factors, including financial condition, results of operations, legal requirements and other factors. Accordingly, if the price of our ADSs declines in the foreseeable future, you will incur a loss on your investment, without the likelihood that this loss will be offset in part or at all by potential future cash dividends.

You may experience dilution of your ownership interests because of the future issuance of additional ordinary shares, preferred stock or other securities that are convertible into or exercisable for such securities.

In the future, we may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of direct or indirect holders of our ordinary shares, including Spark Networks ADSs. We may issue additional ordinary shares or other securities that are convertible into or exercisable for our ordinary shares in connection with hiring or retaining employees, future acquisitions, future sales of securities for capital raising purposes, or for other business purposes. The future issuance of any such additional ordinary shares may create downward pressure on the trading price of our ADSs. We may need to raise additional capital in the near future to meet working capital needs, and there can be no assurance that we will not be required to issue additional ordinary shares in the future in conjunction with these capital raising efforts. While stockholder approval will be needed to issue additional ordinary shares beyond those currently authorized, the approval does not have to authorize a specific use of the shares and management will have broad discretion in determining how, when and for what purpose the shares should be issued.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals.

The continued contributions of our senior management is especially critical to our success. In particular, the loss of Eric Eichmann, Gitte Bendzulla and/or Bert Althaus, our current managing directors, and Tobias Plaputta, the current Chief Technology Officer of Spark Networks, could materially and adversely affect us. For a discussion of our senior management, see Item 6.A. Our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to provide incentives to retain existing employees, particularly our senior management, we cannot assure that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

We have experienced significant turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team or if any of the resulting vacancies cannot be filled with qualified replacements in a timely manner.

During 2019, we experienced significant turnover in our top executives, including the departures of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and the replacement of these positions with new officers. During 2020, we saw the appointment of a new Chief Operating Officer.

Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions and the time and board and management attention needed to fill the vacant roles could disrupt our business. Further, we cannot guarantee that we will not face similar turnover in the future. Although we generally enter into employment agreements with our executives, our executive officers may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

Changes in tax treatment of companies engaged in e-commerce could materially adversely affect the commercial use of our platforms and our business, financial condition and operating results.

Due to the global nature of the internet, it is possible that various countries and local jurisdictions might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the national and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised tax regulations may subject us or our customers to additional sales, income and other taxes. For example, certain jurisdictions have considered various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue. In June 2018, the United States Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no physical presence. Furthermore, there is risk that some jurisdictions, where we are or will be subject to VAT, may increase their local VAT rates on e-commerce services in order to recover economic costs of the ongoing pandemic. New or revised taxes and, in particular, sales taxes, value-added taxes and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of our services. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Adverse capital and credit market conditions could limit our access to capital and increase our cost of capital, which may significantly affect our ability to meet liquidity needs.

The capital and credit markets have been experiencing extreme volatility over the last few years, most recently in light of the ongoing COVID-19 pandemic and the response by U.S. and international governments thereto, including the lowering of short-term interest rates by the U.S. Federal Reserve in the first quarter of 2020, and the potential global recession resulting therefrom. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We may not be able to access cash or to incur indebtedness if the ongoing macroeconomic effects of the COVID-19 pandemic cause the closure of banks for an extended period of time or a sudden increase in requests for indebtedness at one time by many potential borrowers, either or both of which could overwhelm the banking industry.

While on December 31, 2020, we had cash and cash equivalents of $19.3 million and expect to have positive operating cash flow, we may in the future be in need of liquidity to implement our growth strategy, including to raise capital to finance acquisitions. In such a scenario, we may be forced to curtail certain operations and may be unable to operate our business as we deem appropriate. Disruptions, uncertainty or volatility in the capital and credit markets, including as a result of the COVID-19 pandemic, may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. In addition, the terms of future debt agreements could include more restrictive covenants, which could further restrict our business operations. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

Goodwill, intangible assets and other long-lived assets are subject to impairment risk.

We had $156.6 million of goodwill, $52.9 million of brands and trademarks and $6.1 million of other intangible assets as of December 31, 2020. We review the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable and test property, plant and equipment and other intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indicators that may signal that an asset has become impaired include a significant decline in actual or projected revenue, a significant decline in the market value of our ADSs, a significant decline in performance of certain acquired companies relative to our original projections, an excess of our net book value over our market value, a significant decline in our operating results relative to our operating forecasts, a significant change in the manner of our use of acquired assets or the strategy for our overall business, a significant decrease in the fair value of an asset, a shift in technology demands and development, or a significant turnover in key management or other personnel.

The assessment for potential impairment of goodwill, intangible assets or other long-term assets requires management to make judgments on a number of significant estimates and assumptions, including projected cash flows, discount rates, projected long-term growth rates and terminal values. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill, intangible assets or other long-term assets is identified and this could negatively impact our financial condition and results of operations. Changes in management estimates and assumptions as they relate to valuation of goodwill, intangible assets or other long-lived assets could affect our financial condition or results of operations in the future.

Failure to comply with the United States Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on Spark Networks’ business.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our officers, board members, employees, agents and collaborators may take action determined to be in violation of such anti-corruption laws, including the United States Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010 and the European Union Anti-Corruption Act, as well as trade sanctions administered by the Office of Foreign Assets Control and the United States Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties or curtailment of operations in certain jurisdictions and might adversely affect results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.

Failure to comply with United States federal securities laws and regulations applicable to public companies could result in an adverse effect on our business.

As a United States reporting company, we incur significant legal, accounting and other expenses. Compliance with reporting and corporate governance obligations from which domestic issuers and emerging growth companies (“EGCs”) are not exempt may require members of our management and finance and accounting staff to divert time and resources from other responsibilities to ensure these regulatory requirements are fulfilled and may increase legal, insurance and financial compliance costs. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, if we fail to comply with any significant rule or requirement associated with being a public company, such failure could result in the loss of investor confidence and could harm our reputation and cause the market price of our ADSs to decline.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies classified as "domestic filers" under the Exchange Act, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, financial condition, and results of operations.

As of January 1, 2021, we are no longer considered a “foreign private issuer” under the Exchange Act and are therefore no longer exempt from certain rules under the Exchange Act. As such, and particularly after we cease to be an “emerging growth company,” we will incur greater legal, accounting, finance, and other expenses than we incurred as a foreign private issuer.

This change has increased and will continue to increase our legal, accounting, and financial compliance costs and has made, and will continue to make, some activities more time-consuming and costly. For example, now that we are no longer a foreign private issuer, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations and that we comply with certain requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other rules and regulations of the SEC. As a result of the complexity involved in complying with the rules and regulations, our management’s attention may be diverted from the day-to-day management of our business, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, due to these additional rules and regulations and oversight, we may not have the same flexibility we had as a foreign private issuer.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for domestic filers such as us, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a result of the disclosure of information required of us, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, and results of operations.

Foreign currency exchange rate fluctuations could adversely affect our results of operations.

We operate in various international markets, primarily in various jurisdictions within the EU, United States and other international locations, and as a result, is exposed to foreign exchange risk for the Euro, United States dollar ("USD"), Great British pound, Australian dollar and Canadian dollar, among others. We translate international revenue into USD-denominated operating results, so during periods of a strengthening USD, our non-USD revenue will be reduced when translated into USD. In addition, as foreign currency exchange rates fluctuate, the translation of international revenue into USD-denominated operating results affects the period-over-period comparability of such results. We face similar risks as a result of revenue earned in other currencies.

Fluctuating foreign exchange rates can also result in foreign currency exchange gains and losses. We do not intend to hedge any foreign currency exposures. See Item 11. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect future results of operations.

United States investors may have difficulty enforcing civil liabilities against us or members of our Administrative Board.

Certain of the members of the Administrative Board are non-residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible, or may be very difficult, to serve process on such persons or us in the United States or to enforce judgments obtained in United States courts against them or us based on civil liability provisions of the securities laws of the United States. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in Germany. An award for monetary damages under the United States securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in Germany will depend on the particular facts of the case as well as the laws and treaties in effect at the time. Litigation in Germany is also subject to rules of procedure that differ from the United States rules, including with respect to the taking and admissibility of evidence, the conduct of the proceedings and the allocation of costs. Proceedings in Germany would have to be conducted in the German language, and all documents submitted to the court would, in principle, have to be translated into German. For these reasons, it may be difficult for a United States investor to bring an original action in a German court predicated upon the civil liability provisions of the United States federal securities laws against Spark Networks and the members of our Administrative Board. The United States and Germany do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters, though recognition and enforcement of foreign judgments in Germany is possible in accordance with applicable German laws.

We previously identified and continue to identify material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluations and testing of internal controls over financial reporting to allow management to report annually on the effectiveness of internal control over financial reporting. This assessment requires disclosure of any material weaknesses in our internal control over financial reporting identified by management. SOX 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of internal control over financial reporting. However, for as long as we remain an EGC, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. At the time when we are no longer an EGC, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Remediation efforts may not enable us to avoid a material weakness in the future.

Compliance with SOX 404 requires the incurrence of substantial accounting expense and consumes significant management efforts. we may not be able to complete evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in internal control over financial reporting, it will be unable to assert that our internal control over financial reporting is effective.

We previously identified in prior periods and have continued to identify material weaknesses in our internal control over financial reporting. We are taking steps to remediate these material weaknesses. However, we cannot at this time estimate how long it will take to remediate the material weaknesses, and we may not ever be able to remediate the material weaknesses. For additional information regarding these material weaknesses, see Item 9A, Controls and Procedures.

In addition, we cannot assure that there will not be other material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report financial condition, results of operations or cash flows. If we are unable to conclude that internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ADSs could decline, and we could be subject to sanctions or investigations by the NYSE American, the SEC or other regulatory authorities. Failure to remedy any material weakness in internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict future access to the capital markets.

United States investors could suffer adverse tax consequences if we are characterized as a passive foreign investment company (“PFIC”) for United States federal income tax purposes.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the gross average quarterly value of our assets is attributable to assets that produce passive income or are held for the production of passive income, we would be characterized as a PFIC for United States federal income tax purposes. If we are characterized as a PFIC, United States holders of our ordinary shares or ADSs may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares or ADSs treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends paid by us to individuals who are United States holders, and having interest charges apply to distributions by us and the proceeds of sales of our ADSs or shares.

Risks Relating to the Spark Networks ADSs

There may be limited trading volume for our ADSs, which could reduce liquidity for the holders of our ADSs and may cause the price of our ADSs to be volatile, all of which may lead to losses by investors.

There may be limited trading volume for our ADSs on the NYSE American, such that trading does not reach the level that enables holders of our ADSs to freely sell their ADSs in substantial quantities on an ongoing basis and thereby readily achieve liquidity for their investment. In addition, if there is limited trading volume, our ADSs may experience significant market price and volume fluctuations in the future, in response to factors such as announcements of developments related to us and our subsidiaries, announcements by our competitors, fluctuations in financial results and general conditions in the dating services industry.

Future sales of our ADSs or our ordinary shares or securities convertible or exchangeable for our ADSs or our ordinary shares, or the perception that such sales might occur, may cause the price of our ADSs to decline and may dilute your voting power and your ownership interest in us.

If existing stockholders or option holders sell, or indicate an intention to sell, substantial amounts of our ADSs (or our ordinary shares that can be deposited with our ADS Depositary in exchange for our ADSs) in the public market, the price of our ADSs could decline. The perception in the market that these sales may occur could also cause the price of our ADSs to decline.

The price of our ADSs may fluctuate significantly.

The stock market generally has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. The market price and liquidity of the market for our ADSs may fluctuate and may be significantly affected by numerous factors, some of which are beyond our control.

These factors include:

•significant volatility in the market price and trading volume of securities of companies in the sector within which we operate, which is not necessarily related to the operating performance of these companies;
•the mix of services that we provide, during any period; delays between our expenditures to develop and market new services and the generation of sales from those services and the related risk of obsolete services;
•changes in the amount that we spend to develop, acquire or license new services, technologies or businesses;
•changes in our expenditures to promote our services;
•success or failure of our research and development projects or our competitors;
•announcements of acquisitions by us or one of our competitors;
•the general tendency towards volatility in the market prices of shares of companies that rely on technology and innovation;
•changes in regulatory policies or tax guidelines;
•changes or perceived changes in earnings or variations in operating results;
•any shortfall in revenue or net income from levels expected by investors or securities analysts; and
•general economic trends and other factors.

Your rights as a holder of ADSs representing ordinary shares of a German company organized as a European stock corporation may differ from your rights as a stockholder in a United States corporation.

We are organized as a European stock corporation (Societas Europaea, SE) under the laws of Germany. You should be aware that the rights of stockholders under German law differ in important respects from those of stockholders in a United States corporation. These differences include, in particular:

•Under German law, certain important resolutions, including, for example, capital decreases, measures under the German Transformation Act (Umwandlungsgesetz), such as mergers, conversions and spin-offs, the issuance of convertible bonds or bonds with warrants attached and the dissolution of the German stock corporation apart from insolvency and certain other proceedings, require the vote of a 75% majority of the capital present or represented at the relevant stockholders’ meeting. Therefore, the holder or holders of a blocking minority of 25% or, depending on the attendance level at the stockholders’ meeting, the holder or holders of a smaller percentage of the shares in a German stock corporation may be able to block any such votes, possibly to our detriment or the detriment of other stockholders.
•As a general rule under German law, in the case of a one-tier European stock corporation a stockholder has no direct recourse against the members of the administrative board and managing directors, in the event that it is alleged that they have breached their duty of loyalty or duty of care to the corporation. Apart from insolvency or other special circumstances, only the European stock corporation itself has the right to claim damages from members of the board and executive officers. A European stock corporation may waive or settle these damages claims only if at least three years have passed and the stockholders approve the waiver or settlement at the stockholders’ meeting with a simple majority of the votes cast, provided that a minority holding, in the aggregate, 10% or more of the European stock corporation’s share capital does not have its opposition formally noted in the minutes maintained by a German civil law notary. For more information, we have provided summaries of relevant German corporation law and of our articles of association, which are available on our website.

Holders of our ADSs will not have the same voting rights as our stockholders, which may affect the value of our ADSs.

Holders of our ADSs will not be able to directly vote underlying our ordinary shares. Holders of our ADSs may instruct our ADS Depositary how to vote the ordinary shares underlying their ADSs. If we ask it to, our ADS Depositary will send out information about stockholder meetings and solicit voting instructions and will try to carry out voting instructions it receives. However, we are not required to instruct our ADS Depositary to take action with respect to stockholder meetings. If we do not do so, holders of our ADSs can still send voting instructions to our ADS Depositary, and our ADS Depositary may try to carry out those instructions, but it is not required to do so. However, holders of our ADSs may not become aware of stockholder meetings if our ADS Depositary does not send out information. Even if our ADS Depositary does solicit voting instructions, holders of our ADSs may not receive the information in time. Because of these factors, holders of our ADSs may not be able to effectively exercise voting rights that they would have if they held our ordinary shares directly.

Our principal stockholders and management own a significant percentage of our Ordinary Shares and will be able to exert significant influence over matters subject to stockholder approval.

Members of the Administrative Board and holders of 5% or more of our ordinary shares beneficially own a majority of our ordinary shares (including our ordinary shares represented by our ADSs). Currently, our principal stockholders (those stockholders owning at least 5% of our ordinary shares) and management hold approximately 41% (excluding any shares underlying options) of our ordinary shares (which may be held in the form of our ADSs). These stockholders have significant influence over the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to influence the outcome of elections of members of Administrative Board, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their ordinary shares, which might affect the prevailing market price for our ADSs.

You might not receive distributions on our ordinary shares represented by our ADSs or any value for them.

Under the terms of the Deposit Agreement, our ADS Depositary has agreed to pay to you the cash dividends or other distributions it or the custodian receives on our ordinary shares after deducting fees and expenses. You will receive these distributions in proportion to the number of our ordinary shares represented by your ADSs. However, in accordance with the limitations set forth in the Deposit Agreement, our ADS Depositary is not required to make a distribution if it decides it may be unlawful or impractical to make a distribution available to holders of our ADSs.

Certain or all of the holders of our ADSs may be unable to claim tax credits with respect to, or tax refunds to reduce German withholding tax applicable to the payment of dividends, or a dividend may be effectively taxed twice.

We do not anticipate paying dividends on our ADSs for the foreseeable future. As a German tax resident company, however, if we pay dividends, such dividends will be subject to German withholding tax. Currently, the applicable German withholding tax rate is 26.375% of the gross dividend. This German tax can be reduced to the applicable United States-Germany income tax treaty (“Treaty”) rate, which is generally 15%, if the applicable taxpayer is eligible for such Treaty rate and files an application containing a specific German tax certificate with the German Federal Central Tax Office (Bundeszentralamt für Steuern). If such a tax certificate cannot be delivered to our ADS holders due to applicable settlement mechanics or lack of information regarding our ADS holders, holders of our ADSs may be unable to benefit from the double tax treaty relief (including “Eligible United States Holders” as defined under the Treaty) and may be unable to file for a credit of such withholding tax in their jurisdiction of residence. Further, the payment made to our ADS holders equal to the net dividend may, under the tax law applicable to our ADS holders, qualify as taxable income that is in turn subject to withholding, which could mean that a dividend is effectively taxed twice. There can be no guarantee that the information delivery requirement can be satisfied in all cases, which could result in adverse tax consequences for affected ADS holders. Our ADS holders should note that the applicable interpretation circular (Besteuerung von American Depositary Receipts (ADR) auf inländische Aktien) issued by the German Federal Ministry of Finance (Bundesministerium der Finanzen), dated May 24, 2013 (reference number IV C 1-S2204/12/10003) (the “ADR Tax Circular”), is not binding on German courts, and there is no certainty as to whether a German tax court will follow the ADR Tax Circular in determining the German tax treatment of our ADSs. In addition, the ADR Tax Circular does not include details on how an ADR program should be designed. If our ADSs are determined not to fall within the scope of application of the ADR Tax Circular, or a German tax court does not follow the ADR Tax Circular, and profit distributions made with respect to our ADSs were not treated as a dividend for German tax purposes, our ADS holders would not be entitled to a refund of any taxes withheld on the dividends under German tax law and profit distributions made with respect to our ADSs may be effectively taxed twice.

You may have less access to information about us and less opportunity to exercise your rights as a security holder if you hold our ADSs instead of our ordinary shares.

The rights and terms of the our ADSs are designed to replicate, to the extent reasonably practicable, the rights attendant to our ordinary shares, for which there is no active trading market in the United States. However, because of aspects of German law, our Articles of Association and the terms of the Deposit Agreement under which our ADSs are issued, your rights as a holder of our ADSs will differ in various ways from a stockholder’s rights, and you may be affected in other ways, including:

•you may not be able to participate in rights offerings or dividend alternatives;
•the Deposit Agreement may be amended by us and our ADS Depositary, or may be terminated by us or our ADS Depositary, without your consent in a manner that could prejudice your rights; and
•the Deposit Agreement limits our obligations and liabilities and those of our ADS Depositary.

Item 2. Properties.

Our principal administrative activities are located in our approximately 2,620 square meter leased facility in Berlin, Germany. We also lease additional office space in Berlin, Germany, and in New York, Utah, and California in the United States. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations. The leases for our facilities vary in dates and terms, with the main facility’s lease expiring on January 31, 2022.

We believe our facilities, including our planned expansions, are sufficient for our current needs.

Item 3. Legal Proceedings.

Refer to Note 10 to our “Consolidated Financial Statements,” which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s ADSs, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders
Our ADSs have been quoted under the symbol “LOV” on the NYSE American market since November 3, 2017.

As of March 18, 2021, the number of holders of record of our ADSs was 72. This number does not include beneficial owners whose ADSs are held in street name.

Dividends
We have not declared or paid any cash dividends on our ordinary shares since our inception. We do not plan to pay dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings, if any, for use in the operation of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant, and subject to the restrictions contained in future financing instruments. Consequently, stockholders will need to sell our ADSs to realize a return on their investment, if any.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the fiscal year 2020.

Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and consolidated results of operations should be read together with our Consolidated Financial Statements and accompanying notes, which are included in Part II. Item 8 of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” in Part I. Item 1A of this Form 10-K.

Overview

We are a leading global operator of premium online dating sites and mobile applications. Our focus is on catering to the 40+ age demographic and religious minded singles looking for serious relationships in North America and other international markets. Since our inception, we have had nearly 87 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

Our strategy is to become the social dating for meaningful relationships leader. We will continue to expand our presence in North America through significant marketing investment in this region as we look to drive both organic growth of our existing brand portfolio and expansion through the launch of new or acquired brands. We intend to incorporate more social features in our products with content, community and social discovery functionality to allow our users to meet in more informal ways and to provide new ways to date online. Our portfolio of strong brands along with our improved financial strength positions us to deliver a superior user experience to our customers and drive long-term value to shareholders.

Our ability to compete effectively will depend upon our ability to address the needs of our members and paying subscribers, on the timely introduction and performance of innovative features and services associated with our brands, and our ability to respond to services and features introduced by competitors. We must also achieve these objectives within the parameters of our consolidated and operating segment profitability targets. We are focused on enhancing and augmenting our portfolio of services while also continuing to improve the efficiency and effectiveness of our operations. We believe we have sufficient available cash resources on hand to accomplish the enhancements currently contemplated.

Transition to U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and Change in Reporting Currency

Effective January 1, 2021, we no longer qualify as a foreign private issuer under the Exchange Act and began reporting as a domestic registrant on January 1, 2021. Furthermore, we are now required under SEC rules to prepare our financial statements in accordance with U.S. GAAP, rather than International Financial Reporting Standards ("IFRS"). Therefore, our consolidated financial statements for fiscal years 2020 and 2019 included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP. In addition, the reporting currency used in the consolidated financial statements has changed from the euro to U.S. dollars. The change in reporting currency has been applied retrospectively in the consolidated financial statements.

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, we maintained stable churn levels during the period and experienced positive user engagement. Additionally, we were able to capitalize on reduced acquisition costs, most notably in marketing costs. In this pandemic, our product fulfills people's need to connect with others and forge new and meaningful relationships, at a safe social distance.

Operations Overview

We offer services both via websites and mobile applications and utilize a "subscription" business model, where certain basic functionalities are provided free of charge, while providing premium features (such as interacting with other community members via messages) only to paying subscribers. We generate revenues primarily through paid membership subscriptions. We manage our operations through one reportable segment. We entered into the following transactions that have impacted our results of operations and comparability among the years, including our 2021 expectations as compared to 2020 as discussed below:

On July 1, 2019, we acquired all of the outstanding capital stock of Zoosk, Inc. ("Zoosk") in a stock and cash transaction. The combination created the second largest online dating platform in North America based on revenues and second largest publicly listed dating company in the world. Zoosk, now a wholly-owned subsidiary of Spark Networks, is included in all financial and other metrics from July 1, 2019 (the date of acquisition), unless otherwise noted.

As the result of the acquisition of Zoosk and the change in management team, we have realigned the segment presentation to reflect the organizational changes. During the third quarter of fiscal 2020, our chief operating decision maker ("CODM") changed how we assess performance and allocate resources. Based on this change, we determined we have two operating segments, Zoosk and Spark, which are aggregated together as one reportable segment. We revised prior comparative periods to conform to the current period segment presentation. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding our reportable segments.

In addition to operating in the United States ("U.S."), we also operate in various markets outside the U.S., primarily in various jurisdictions within the European Union (“EU”), and as a result, are exposed to foreign exchange risk for the euro, U.S. dollar, Great British pound, Australian dollar, Canadian dollar, and Israeli New shekel (“ILS”). Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. The revenue generated outside the U.S. is translated into U.S. dollar at the date of transactions and subject to unpredictable fluctuations if the value of other currencies change relative to the U.S. dollar. Fluctuating foreign exchange rates result in foreign currency exchange gains and losses. We have not and do not intend to hedge any foreign currency exposures.

We believe that any effect of inflation at current levels will be minimal. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and we believe that we will continue to be able to do so for the foreseeable future. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to a continued optimization of marketing spend.

Key Business Metrics

We regularly review certain operating metrics in order to evaluate the effectiveness of our operating strategies and monitor the financial performance of the business. The key business metrics that we utilize include the following:

Total Registrations

Total registrations are defined as the total number of new members registering to the platforms with their email address. Those include members who enter into premium subscriptions and free memberships.

Average Paying Subscribers

Paying subscribers are defined as individuals who have paid a monthly fee for access to premium services, which include, among others, unlimited communication with other registered users, access to user profile pictures and enhanced search functionality. Average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and the end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

Monthly Average Revenue Per User ("ARPU")

Monthly ARPU represents the Revenue for the period divided by the number of average paying subscribers for the period, divided by the number of months in the period.

Contribution

Contribution is defined as revenue, net of refunds and credit card chargebacks, less direct marketing.

Direct Marketing

Direct Marketing is defined as online and offline advertising spend and is included within Cost of Revenue, exclusive of depreciation and amortization within our Consolidated Statements of Operations and Comprehensive Loss.

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Years Ended December 31,
	2020	2019
Registrations	14,809,382	12,718,080
Average Paying Subscribers	927,951	731,088
Total Monthly ARPU	$20.93	$19.48

Net Revenue	$233,036	$170,859
Direct Marketing	115,059	95,589
Contribution	$117,977	$75,270

The business development was highly impacted by the marketing efficiency due to the Company's focus on profitability in 2020.

During the year ended December 31, 2020, 14.8 million new members registered on our platforms, an increase of 2.1 million compared to 12.7 million new members during the year ended December 31, 2019. The 16.4% increase in new registrations is primarily due to the addition of Zoosk in July 2019. During the half year and full year ended December 31, 2020, Zoosk contributed 3.3 million and 6.8 million new registrations, respectively, compared to 4.1 million new registrations during the half year ended December 31, 2019. The 21.1%, or 0.8 million, decrease in new registrations from Zoosk in the second half of 2020 compared to the second half of 2019 was primarily due to a decrease in direct marketing expenses for the Zoosk brand. New registrations for non-Zoosk brands decreased by 0.6 million to 8.0 million during the year ended December 31, 2020, compared to 8.6 million during the year ended December 31, 2019. The 6.9% decrease in new registrations from the non-Zoosk brands is a result of lower direct marketing expenses.

Average paying subscribers increased by 26.9% to 927,951 during the year ended December 31, 2020, compared to 731,088 during the year ended December 31, 2019. The increase was due to the addition of Zoosk. During the half year and full year ended December 31, 2020, average paying subscribers for Zoosk were 529,902 and 525,871, respectively, compared to 601,652 during the half year ended December 31, 2019. The 11.9%, or 71,750 decrease in average paying subscribers for Zoosk in the second half of 2020 compared to the second half of 2019 was primarily due to lower direct marketing expenses for the Zoosk brand. Average paying subscribers for non-Zoosk brands decreased by 6.6% year over year also due primarily to a lower direct marketing investment.

Monthly ARPU increased by 7.4% to $20.93 during the year ended December 31, 2020, compared to $19.48 during the year ended December 31, 2019, primarily due to an increase in the proportion of average paying subscribers in North America relative to the prior year and the addition of Zoosk. Our subscription fees in North America are higher than our overall average, resulting in higher monthly ARPU in North America compared to international markets. During the half year and full year ended December 31, 2020, monthly ARPU for Zoosk was $19.88 and $20.00, respectively, compared to $16.95 during the half year ended December 31, 2019. Monthly ARPU for Zoosk during the second half of 2019 was impacted by a fair value purchase price adjustment of $12.9 million which reduced the value of deferred revenue acquired from Zoosk.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance.

Adjusted EBITDA

Adjusted EBITDA is one of the primary metrics by which we evaluate the performance of our business, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from the ongoing operations and excludes the impact of items that we do not consider representative of our ongoing performance. This includes: depreciation and amortization, share-based compensation, asset impairments, gains or losses on foreign currency transactions and net interest expense, acquisition related costs and other costs. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

•Adjusted EBITDA does not reflect the cash capital expenditures during the measurement period;
•Adjusted EBITDA does not reflect any changes in working capital requirements during the measurement period;
•Adjusted EBITDA does not reflect the cash tax payments during the measurement period;
•Adjusted EBITDA may be calculated differently by other companies in our industry, thus limiting its value as a comparative measure;

Because of these limitations, Adjusted EBITDA should be considered in addition to other financial performance measures, including net income and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands)	2020	2019
Net loss	$(46,608)	$(34,913)
Net interest expense	13,281	7,399
(Gain) loss on foreign currency transactions	(3,771)	2,400
Income tax expense (benefit)	4,989	(3,617)
Depreciation and amortization	9,384	6,584
Impairment of intangible assets and goodwill	51,236	20,301
Stock-based compensation expense	4,780	2,629
Acquisition related costs(1)	1,545	8,369
Long-term debt transaction and advisory fees	1,308	—
Other costs(2)	1,508	1,183
Adjusted EBITDA	$37,652	$10,335

(1) Acquisition related costs primarily consist of transaction costs, including legal, consulting, advisory fees, and severance and retention costs.
(2) Includes primarily consulting and advisory fees related to special projects, as well as non-compete compensation, post-merger integration activities and executive search costs.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Revenue	$233,036	$170,859	$62,177	36.4%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	142,459	115,253	27,206	23.6%
Sales and marketing expenses	4,193	5,741	(1,548)	(27.0)%
Customer service expenses	7,356	7,475	(119)	(1.6)%
Technical operations and development expenses	16,280	16,776	(496)	(3.0)%
General and administrative expenses	35,307	27,790	7,517	27.0%
Depreciation and amortization	9,384	6,584	2,800	42.5%
Impairment of intangible assets and goodwill	51,236	20,301	30,935	152.4%
Total operating costs and expenses	266,215	199,920	66,295	33.2%
Operating loss	(33,179)	(29,061)	(4,118)	14.2%
Other income (expense):
Interest income	74	175	(101)	(57.7)%
Interest expense	(13,355)	(7,574)	(5,781)	76.3%
Gain (loss) on foreign currency transactions	3,771	(2,400)	6,171	(257.1)%
Other income (expense)	1,070	330	740	224.2%
Total other expense	(8,440)	(9,469)	1,029	(10.9)%
Loss before income taxes	(41,619)	(38,530)	(3,089)	8.0%
Income tax (expense) benefit	(4,989)	3,617	(8,606)	(237.9)%
Net loss	(46,608)	(34,913)	(11,695)	33.5%

Comparison of Years Ended December 31, 2020 and December 31, 2019

Revenue

Revenue during the year ended December 31, 2020 increased by 36.4% to $233.0 million from $170.9 million during the year ended December 31, 2019. The higher revenue was primarily attributable to the addition of Zoosk following the Spark Networks / Zoosk Merger in July 2019. For the half year and full year ended December 31, 2020, Zoosk contributed revenue of $63.2 million and $126.2 million, respectively, compared to $61.2 million during the half year ended December 31, 2019. The increase of 3.3%, or $2.0 million, in Zoosk revenue for the second half of 2020 compared to the prior period was the result of a fair value purchase price adjustment of $12.9 million related to the deferred revenue acquired from Zoosk in the second half of 2019. As such, on a comparable basis, Zoosk revenue in the second half of 2020 decreased by 13.8% or $10.2 million. The decrease was primarily due to the lower direct marketing investments on Zoosk. The number of average paying subscribers for Zoosk in the same period declined by the 11.9%. Non-Zoosk revenue during the year ended December 31, 2020 decreased by 2.6%, or $2.9 million, to $106.8 million from $109.7 million during 2019 to due to the 6.6% decrease in the number of average paying subscribers, offset by the 4.3% increase in monthly ARPU.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue increased by 23.6% to $142.5 million during the year ended December 31, 2020, compared to $115.3 million during the year ended December 31, 2019. The increase in cost of revenue was primarily attributable to higher direct marketing expenses, which increased by 20.4% to $115.1 million in 2020, compared to $95.6 million in 2019, mainly due to the addition of Zoosk. During the half year and full year ended December 31, 2020, Zoosk direct marketing expenses were $31.8 million and $63.5 million, respectively, compared to $36.8 million during the half year ended December 31, 2019. Lower direct marketing investments on Zoosk of 13.5%, or $5.0 million, and higher direct marketing investment on non-Zoosk brands of 1.1% or $0.3 million led to a total decrease of 7.4% or $4.7 million for the second half of 2020 compared to the second half of 2019. The increase in cost of revenue during the year ended December 31, 2020 compared to the year ended December 31, 2019 was partially offset by lower direct marketing spend on non-Zoosk brands to improve marketing efficiency.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel, expenses for market research, and amortization of sales related intangible assets. Sales and marketing expenses decreased by 27.0% to $4.2 million during the year ended December 31, 2020, as compared to $5.7 million during the year ended December 31, 2019. The decrease was primarily attributable to reductions in personnel costs driven by consolidation of sales and marketing employee headcount and a decrease in other personnel related expenses, including stock-based compensation reduction as a result of the Zoosk acquisition.

Customer service expenses

Customer service expenses consist primarily of third-party service fees and personnel costs associated with our customer service centers. The members of Spark Networks’ customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and address site usage and dating questions from Spark Networks’ members. Customer service expenses decreased 1.6% to $7.4 million during the year ended December 31, 2020, as compared to $7.5 million during the year ended December 31, 2019. The decrease was mainly attributable to a reduction in personnel costs due to consolidation of customer service employee headcount.

Technical operations and development expenses

Technical operations and development expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements as well as costs incurred in the development, enhancement and maintenance of our new and existing technology platforms. Technical operations and development expenses decreased by $0.5 million to $16.3 million during the year ended December 31, 2020, as compared to $16.8 million during the year ended December 31, 2019. The decrease was driven by a reduction in personnel expenses and termination costs related to Zoosk in 2020, partially offset by increases in consulting costs and software license expense related to Zoosk in 2020, compared to 2019 which only includes a half year of Zoosk operations, as well as an increase in non-capitalizable maintenance work performed by the tech team mainly related to Zoosk.

General and administrative expenses

General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses increased by 27.0% to $35.3 million for the year ended December 31, 2020, compared to $27.8 million for the year ended December 31, 2019. The increase is primarily attributable to increases in accounting and audit fees in connection with the U.S. GAAP conversion, legal fees and insurance expenses. In addition, during 2020, share-based payment expenses related to the newly granted virtual stock options of the 2020 long-term management incentive program increased compared to 2019.

Other income (expense)

Other expense, net, consist primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expense, net, remained relatively flat at $8.4 million for the year ended December 31, 2020, compared to $9.5 million for the year ended December 31, 2019. The increase in interest expense on borrowings under the Senior Secured Facilities Agreement was offset by net foreign exchange gain.

Income tax benefit (expense)

For the year ended December 31, 2020, we recorded a provision for income taxes of $5.0 million, which reflects an effective tax rate of (12.0)%. The effective tax rate for the year ended December 31, 2020 differed from the statutory rate in Germany of 30.2% (consisting of the Federal, Trade and Solidarity Surcharge taxes) primarily due to a valuation allowance on the losses of the German parent company in part due to our inability to offset its losses against the profits of our German subsidiary, foreign U.S. state and local income taxes on U.S. profits, non-deductible goodwill impairment, foreign rate differential and non-deductibility of stock-based compensation.

For the year ended December 31, 2019 we recorded an income tax benefit of $3.6 million, which reflects an effective tax rate of 9.4%. The effective tax rate for the year ended December 31, 2019 differed from the statutory rate of 30.2% again primarily due to a valuation allowance on the losses of the German parent company in part due to our inability to offset its losses against the profits of our German subsidiary, release of the foreign U.S. federal and state valuation allowance, non-deductible goodwill impairment and non-deductibility of stock-based compensation.

Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the Germany and in jurisdictions with a tax rate lower than the German statutory rate, our continuing inability to offset German parent company losses against German subsidiary profits, settlement of tax contingency items, and the impact of new legislation.

Liquidity and Capital Resources

Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. Sources of liquidity are cash balances and cash flows from operations and borrowings under the Senior Secured Facilities Agreement (as defined below). From time to time, we may obtain additional liquidity through the issuance of equity or debt. As of December 31, 2020, we had cash and cash equivalents of $19.3 million.

We have determined that our offshore earnings will be indefinitely reinvested outside of Germany. As a result, we have not recorded a deferred tax liability related to undistributed earnings of foreign subsidiaries as of December 31, 2020 and December 31, 2019. The Company will continue to evaluate its reinvestment policy on a quarterly basis and will adjust its deferred tax liability accordingly to the extent there is a change and adjustment is required. As of December 31, 2020, the amount of undistributed earnings was $48.0 million. Upon distribution of these earnings, we would be subject primarily to German income taxes and foreign withholding taxes. Assuming the indefinitely reinvested earnings were repatriated under the laws and rates applicable at December 31, 2020, the incremental taxes are estimated to be $3.0 million.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in our "Risk Factors" in this report. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our Revolving Credit Facility (as defined below) or issue additional equity in the private or public markets. Under the Senior Secured Facilities Agreement, we are subject to various financial covenants including a monthly liquidity requirement and quarterly tests including guarantor coverage test, maximum leverage ratio and minimum asset coverage ratio. Additionally, it includes covenant that, among other things, restricts the Company's ability and the ability of its subsidiaries to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions and make share repurchases, make certain acquisitions, engage in certain transactions with affiliates, and change lines of business.

Borrowings

In July 2019, in connection with the acquisition of Zoosk, we entered into a $125 million Senior Secured Facilities Agreement which provides for $120 million under a Term Loan Facility and $5 million under Revolving Credit Facility (the "Facilities"). Borrowings under the Facilities bear interest at a rate equal to either LIBOR plus an applicable margin of 8% (per annum) or the Base Rate with an applicable margin of 7% (per annum).

In addition to paying interest on outstanding principal under the Facilities, we are required to pay a commitment fee to the lenders under the Term Loan Facility and the Revolving Credit Facility. For the Term Loan Facility, the initial commitment fee is equal to 0.50% of the aggregate principal amount of the Term Loan Facility. The commitment fee related to the Revolving Credit Facility is calculated based on the unutilized commitments thereunder. The commitment fee rate is 0.75% per annum, and the Revolving Credit Facility currently has $5 million of undrawn availability. As the Revolving Credit Facility is not expected to be drawn down, any costs related to the commitment fee and any other transaction fees related to the Revolving Credit Facility are deferred and amortized over the term of the agreement.

The Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions and make share repurchases, make certain acquisitions, engage in certain transactions with affiliates, and change lines of business.

On December 2, 2020, we entered into the Second Amendment to Loan Agreement (the "Second Amendment"), which established additional $6 million of term loan commitment to its existing Term Loan Facility. The funds will be applied to pay the Term Loan Facility repayment amount for the fiscal quarter ended December 31, 2020 and for the fiscal quarter ending

March 31, 2021, and any interest payable with respect to the loans for any interest payment date occurring on or prior to March 31, 2021.

The Second Amendment requires additional principal repayments of $150 thousand quarterly, beginning on March 31, 2021, in addition to the $3 million quarterly repayment of the original Term Loan Facility. The interest accrued during each quarter is also payable at the end of each quarter along with the principal amount noted above. As of December 31, 2020, the aggregated outstanding principal balance of the original Term Loan Facility and the Second Amendment is $104.7 million, the amortized cost basis of the Term Loan Facility is $99.1 million and there were no outstanding borrowings under the Revolving Credit Facility.

See Note 9—Long-term Debt in the Notes to the Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$18,950	$8,549
Investing activities	(3,247)	(94,424)
Financing activities	(10,677)	90,746
Net change in cash and cash equivalents	$5,026	$4,871

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as depreciation and amortization, impairment of goodwill and intangible assets, stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash provided by operating activities was $19.0 million for the year ended December 31, 2020, an increase of $10.5 million compared to $8.5 million during the year ended December 31, 2019. The increase was primarily driven by the increase in impairment of goodwill and intangible assets, partially offset by the increase in net loss from $34.9 million to $46.6 million.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, purchase of property and equipment and business acquisition.

Net cash used in investing activities was $3.2 million for the year ended December 31, 2020, a decrease of $91.2 million compared to $94.4 million during the year ended December 31, 2019. The decrease was primarily due to the cash paid for the Zoosk acquisition, net of cash acquired, of $90.0 million during the year ended December 31, 2019. During 2020, net cash used in investing activities was primarily the result of $2.5 million of capitalization of internally developed software and $0.2 million of purchase of property and equipment totaling $2.7 million.

Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt.

Net cash used in financing activities was $10.7 million for the year ended December 31, 2020, a decrease of $101.4 million compared to $90.7 million net cash provided by financing activities during the year ended December 31, 2019. The decrease was primarily attributable to repayments of bank loans of $15.3 million, partially offset by $4.6 million in proceeds from bank loans in 2020, as compared to proceeds from bank loans of $110.4 million, partially offset by repayments of bank loans of $19.5 million in 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2020.

Seasonality

Historically, we have experienced higher operating profits in the second half of the year due to higher marketing expenses during the first six months of the year. Revenue is at similar levels during the first and second half of the year.

Recent Accounting Pronouncements

See Note 1—Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8 of this report for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

We have considered the impact of the COVID-19 pandemic on significant estimates and judgments used in applying accounting policies. While there is a great degree of uncertainly in applying these judgments in light of this crisis, we believe reasonable estimates have been used in preparing the consolidated financial statements.

We believe that the following noted below are more critical judgment areas in the application of our accounting policies that currently affect our financial position and results of operations. All of our significant accounting policies are outlined in Note 1—Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Income Taxes

As a matter of course, we may be audited by German, U.S. federal and state, and tax authorities in the other countries within which it operates. From time to time, these audits result in proposed assessments. The Company is currently under audit in Germany and Israel. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized may differ from those recognized in our future financial statements based on a number of factors, including our decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and our success in supporting our filing positions with taxing authorities.

Business Combinations

We account for business combinations using the acquisition method of accounting. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values determined as of the acquisition date. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Determining the fair value of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, including estimates of future revenues and adjusted earnings before interest and taxes, and discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill and indefinite-lived intangible assets may be impaired. Indicators that may signal that an asset has become impaired include a significant decline in actual or projected revenue, a significant decline in the market value of our ADSs, a significant decline in performance of certain acquired companies relative to our original projections, an excess of our net book value over our market value, a significant decline in our operating results relative to our operating forecasts, a significant change in the manner of our use of acquired assets or the strategy for our overall business, a significant decrease in the fair value of an asset, a shift in technology demands and development, or a significant turnover in key management or other personnel. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform a quantitative assessment for impairment.

The fair value of the reporting units is determined using an income approach based on discounted cash flow ("DCF") model. The fair value results from a complex series of judgements about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. The DCF model incorporates a number of reporting unit specific market participant assumptions including future revenue growth rates and operating margins. The discount rates represent the weighted average cost of capital measuring the reporting unit's cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a reporting unit's target capital structure. The discount rates applied also include adjustments to reflect management's assessment of a market participant's view concerning other risks associated with the projected cash flows of the individual reporting units. We validate our estimates of fair value determined using the income approach considering the implied control premium to determine if the estimated enterprise value is appropriate compared to external market indicators.

For our 2020 impairment test, we identified two reporting units, Spark and Zoosk. Based on the quantitative impairment test performed, we determined that the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. For the Zoosk reporting unit, we determined that the fair value did not exceed the carrying amount and recorded a goodwill impairment charge of $42.7 million. The impairment charge was primarily attributed to declines in the estimated undiscounted cash flows and an increase in the discount rate due to increased company-specific risk factors, which was offset by an increase in the terminal value growth rate, the net impact of which resulted in the carrying amount not being recoverable. To determine the fair value of the reporting units, we considered, among other things, expectations of projected revenue and cash flows, assumptions impacting the discount rate, changes in our stock price and changes in the carrying amounts of our reporting units with goodwill. We also considered overall business conditions. We used terminal value growth rate of 3.0% beyond the forecasted period and discount rates ranging between 11.0% to 14.0%. The terminal value growth rate increased in the current year based largely on our assessment of economic and industry trends in the most advantageous market. If all other assumptions are held constant, a 100 basis point reduction in the terminal value growth rate or 100 basis point increase in the discount rate would decrease the fair value by $9.0 million and $16.0 million, respectively.

For our 2019 impairment tests, we identified seven reporting units, Christian Network, Jdate USA, Jdate Israel, JSwipe, Other Networks, Samadhi and Zoosk. Based on the quantitative impairment test performed, the fair values of the Christian Network, Jdate, JSwipe and Other Networks reporting units exceeded their respective carrying amount, and as a result, no goodwill impairment was recorded. For the Zoosk and Samadhi reporting units, the estimated fair value was less than the carrying amount primarily due to revised long-term projections resulting in lower than previously projected long-term future cash flows. Accordingly, we recorded a goodwill impairment charge for Zoosk and Samadhi of $16.7 million and $1.0 million, respectively. Based on our quantitative evaluation, we determined that our JSwipe reporting unit had an estimated fair value that was not in significant excess of its carrying amount. As a result, we concluded that the goodwill assigned to these reporting units was not impaired but could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved and did not record an impairment charge related to this reporting unit. To determine the fair values of the reporting units, we made assumptions about revenue growth, terminal value growth rates ranging between 1.5% to 2.0% beyond the forecasted period and discount rates ranging between 12.0% to 13.0%.

Management judgement is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. Certain assumptions and estimates in our model are highly sensitive and include inherent uncertainties that are often interdependent and do not change in isolation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, then one or more of our reporting units might become impaired in the future.

We also utilize a fair value calculation to perform a quantitative assessment of indefinite-lived intangible assets, such as trade names, which are generally recorded and valued in connection with a business acquisition. We estimate the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future expected cash flows. Significant assumptions under the relief-from-royalty method include the royalty rate, projected revenue and the discount rate applied to the estimated cash flows. For the annual assessments in 2020, we performed a qualitative assessment for indefinite-lived intangibles related to Jdate and Christian Networks and a quantitative assessment for those related to Zoosk. For the qualitative assessment performed, there were no impairments of indefinite-lived intangible assets for the year ended December 31, 2020. For the annual assessment in 2019, we bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative test. As a result of our annual impairment test, we recorded an impairment charge of $8.5 million in 2020 related to the Zoosk Trademark and $2.4 million in 2019 related primarily to the Zoosk Trademark. The fair values of the remaining indefinite-lived trademarks exceeded their carrying amounts. The Company used a royalty rate of 4.0% and discounts rates ranging between 12.0% to 14.0% in 2020 and 2019.

Stock-based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period (generally the vesting period). We estimate the fair value of each virtual stock option grant using a binomial option-pricing model on the grant date. The fair value determined by the binomial model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. The binomial model also considers the expected exercise multiple which is the multiple of exercise price to grant price and incorporates exercise and forfeiture assumptions based on an analysis of historical data. Because our virtual stock options have certain characteristics that are significantly different from traded options, the binomial model provides a fair measure of the fair value of our virtual stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Administrative Board of Spark Networks SE:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spark Networks SE and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

We have served as the Company’s auditor since 2013.
Berlin, Germany
March 31, 2021

Spark Networks SE
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$19,267	$17,207
Accounts receivable, net of allowance of $93 and $290, respectively	5,507	6,474
Prepaid expenses	4,366	3,563
Other current assets	2,140	1,466
Total current assets	31,280	28,710
Property and equipment, net	11,418	10,311
Goodwill	156,582	199,238
Intangible assets, net	58,999	74,780
Deferred tax assets	23,522	25,476
Other assets	8,642	10,356
Total assets	$290,443	$348,871
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	19,037	15,336
Accounts payable	11,127	18,941
Deferred revenue	38,304	36,877
Accrued expenses and other current liabilities	28,429	34,980
Total current liabilities	96,897	106,134
Long-term debt, net of current portion	80,109	92,329
Deferred tax liabilities	993	276
Other liabilities	17,541	8,946
Total liabilities	195,540	207,685
Commitments and contingencies (Note 10)
Shareholders' Equity:
Common stock, €1.00 nominal value; 2,661,386 shares issued as of December 31, 2020 and 2019; 2,605,689 shares outstanding as of December 31, 2020 and 2019	3,064	3,064
Treasury stock, at €1.00 nominal value; 55,697 shares as of December 31, 2020 and 2019	(61)	(61)
Additional paid-in capital	220,852	216,072
Accumulated deficit	(132,248)	(85,640)
Accumulated other comprehensive income	3,296	7,751
Total shareholders' equity	94,903	141,186
Total liabilities and shareholders' equity	$290,443	$348,871

The accompanying notes are an integral part of these consolidated financial statements.

    Spark Networks SE
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Revenue	$233,036	$170,859
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	142,459	115,253
Sales and marketing expenses	4,193	5,741
Customer service expenses	7,356	7,475
Technical operations and development expenses	16,280	16,776
General and administrative expenses	35,307	27,790
Depreciation and amortization	9,384	6,584
Impairment of intangible assets and goodwill	51,236	20,301
Total operating costs and expenses	266,215	199,920
Operating loss	(33,179)	(29,061)
Other income (expense):
Interest income	74	175
Interest expense	(13,355)	(7,574)
Gain (loss) on foreign currency transactions	3,771	(2,400)
Other income (expense)	1,070	330
Total other expense	(8,440)	(9,469)
Loss before income taxes	(41,619)	(38,530)
Income tax (expense) benefit	(4,989)	3,617
Net loss	(46,608)	(34,913)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,455)	2,163
Comprehensive loss	$(51,063)	$(32,750)

Loss per share:
Basic earnings (loss) per share	$(17.89)	$(17.67)
Diluted earnings (loss) per share	$(17.89)	$(17.67)

Weighted average shares outstanding:
Basic	2,605,689	1,975,548
Diluted	2,605,689	1,975,548

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2019	1,316,867	$1,539	(18,070)	$(18)	$62,398	$(50,727)	$5,588	$18,780
Issuance of common stock as merger consideration (net of transaction costs of $656)	1,298,000	1,473	—	—	151,166	—	—	152,639
Issuance of new shares under employee plans (net of transaction costs of $23)	46,519	52	(37,627)	(43)	392	—	—	401
Cash settlement of stock-based awards	—	—	—	—	(513)	—	—	(513)
Stock-based compensation	—	—	—	—	2,629	—	—	2,629
Net loss	—	—	—	—	—	(34,913)	—	(34,913)
Foreign currency translation adjustments	—	—	—	—	—	—	2,163	2,163
Balance at December 31, 2019	2,661,386	$3,064	(55,697)	$(61)	$216,072	$(85,640)	$7,751	$141,186
Stock-based compensation	—	—	—	—	4,780	—	—	4,780
Net loss	—	—	—	—	—	(46,608)	—	(46,608)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,455)	(4,455)
Balance at December 31, 2020	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019
Net loss	$(46,608)	$(34,913)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	9,384	6,584
Impairment of goodwill and intangible assets	51,236	20,301
Loss on tangible and intangible assets	341	—
Unrealized (gain) loss on foreign currency transactions	(2,921)	1,402
Stock-based compensation expense	4,780	2,629
Amortization of debt issuance costs and accretion of debt discounts	3,874	1,818
Deferred tax expense (benefit)	3,530	(5,351)
Provision for credit losses	307	130
Non-cash lease expense	1,936	1,194
Change in operating assets and liabilities:
Accounts receivable	855	3,915
Prepaid expenses and other current assets	192	2,213
Other assets	(138)	33
Accounts payable, accrued expenses, and other current liabilities	(5,755)	1,375
Other liabilities	(1,743)	98
Deferred revenue	(320)	7,121
Net cash provided by operating activities	18,950	8,549
Capital expenditures	(2,734)	(4,448)
Acquisitions of businesses, net of cash acquired	(513)	(89,976)
Net cash used in investing activities	(3,247)	(94,424)
Proceeds from stock option exercises	—	428
Proceeds from bank loans, net of issuance costs	4,634	110,398
Repayment of bank loans	(15,311)	(19,511)
Payments directly related to loan facility	—	(62)
Cash paid for settlement of stock-based compensation	—	(504)
Repurchase of options	—	(3)
Net cash (used in) provided by financing activities	(10,677)	90,746

Net change in cash and cash equivalents	5,026	4,871
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(1,366)	(117)
Net increase in cash and cash equivalents and restricted cash	3,660	4,754
Cash and cash equivalents and restricted cash at beginning of period	17,457	12,703
Cash and cash equivalents and restricted cash at end of period	$21,117	$17,457

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,572	$6,367
Cash paid for income taxes	$779	$780

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (“Spark Networks” or "the Company”) is domiciled in Germany and is a leading global operator of premium online dating sites and mobile applications. The Company targets the 40+ age demographic and religious minded singles looking for serious relationships in North America and other international markets. The Company operates a portfolio of premium and freemium brands including Zoosk, EliteSingles, SilverSingles, Christian Mingle, Jdate and JSwipe, among others. The Company’s brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment.

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts of the parent company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates and assumptions are required in the determination of: revenue reserves, deferred tax asset valuation allowances, unrecognized tax benefits, accounting for business combinations, classification and measurement of virtual stock option plans, and annual impairment testing of goodwill and indefinite-lived intangible assets. The Company evaluates its estimates and judgements on an ongoing basis based on historical experience, expectations of future events and various other factors that we believe to be reasonable under the circumstances and revises them when necessary. Actual results may differ from the original or revised estimates.

Revenue Recognition

The Company generates revenue primarily from users in the form of recurring subscriptions. The Company recognizes revenue through the following steps: (1) identification of the contract, or contracts, with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company enters into contracts with customers that include promises to provide subscription services with enhanced access to our dating platforms. Revenue is recognized when the promised services are provided to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Subscription revenue is presented net of refunds and credit card chargebacks. Sales and value-added-taxes collected from customers and remitted to governmental authorities are not included in revenue and are reflected as a liability on the balance sheet.

Subscribers pay in advance, primarily by credit card or through mobile app stores. The Company records deferred revenue when cash payments are received in advance of satisfying its performance obligations. Enhanced access to dating platforms represents a series of distinct services as the Company continually provides enhanced access over the subscription term and represents a single performance obligation that is satisfied over time. Revenue is recognized using the straight-line method over the terms of the applicable subscription period, which primarily range from one to twelve months. The Company applies the practical expedient for contracts with duration of one year or less and therefore does not consider the effects of the time value of money.

The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified services by considering if it is primarily responsible for fulfillment of the promise, has latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, for revenue earned through certain mobile applications, including iOS and Android, the Company recognizes subscription revenue gross of the application processing fees primarily because the Company is the principal and has the contractual right to determine the price paid by the subscriber. The Company records the related application processing fees as cost of revenue, exclusive of depreciation and amortization, in the period incurred.

Revenue is also earned from virtual currency and advertising. The Company began recognizing virtual currency revenue following the acquisition of Zoosk in July 2019. Virtual currency may be redeemed by members and subscribers for certain premium features, delivery confirmation of messages, and virtual gifts. Virtual currency is paid upfront and is initially recorded as deferred revenue, and the Company records virtual currency revenue as it is redeemed. Unredeemed virtual currency is recognized into revenue if a user account is inactive for more than two years. Advertising revenues are derived primarily from sponsored links and display advertisements and is recognized when the ad is displayed, based on the number of clicks. Advertising and virtual currency revenues were each less than 2.0% of total revenues for all periods presented.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization, consists primarily of direct marketing advertising expenses, compensation and other employee-related costs for personnel dedicated to maintaining the Company's data centers, data center expenses, credit card fees and mobile application processing fees. The Company incurs direct marketing advertising expenses in order to generate traffic to its websites and mobile applications. Direct marketing advertising expenses are directly attributable to the revenue the Company receives from its subscribers and consist of both online and offline marketing, particularly television and out-of-home advertising. Direct marketing advertising expenses are recognized as incurred and totaled $115.1 million and $95.6 million for years ended December 31, 2020 and 2019, respectively.

Foreign Exchange

Financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. All assets and liabilities denominated in foreign currencies are translated into the U.S dollar using the exchange rate in effect at the reporting date. Revenue and expenses are translated using average exchange rates during the period. Foreign currency translation adjustments are reflected in shareholders' equity as a component of other comprehensive income (loss). Transaction gains and losses including intercompany balances denominated in a currency other than the functional currency of the entity involved are included in foreign exchange gain (loss) within other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.

Defined Contribution Plan

The Company maintains a 401(k) savings plan covering all U.S. employees. Participating employees may contribute a portion of their salary into the saving plan, subject to certain limitations. The Company matches 100.0% of each employee's contributions, up to a maximum of 4.0% of the employee's eligible earnings. For years ended December 31, 2020 and 2019, the Company's matching contribution expense totaled $0.4 million and $0.2 million, respectively.

Stock-based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period (generally the vesting period). The amount recognized as an expense is adjusted to reflect the number of awards for which the related service and non-market performance conditions are expected to be met, such that the amount ultimately recognized is based on the number of awards that meet the related service and non-market performance conditions at the vesting date.

The Company recognizes compensation expense on a straight-line basis from the beginning of the service period. For awards with graded-vesting features, each vesting tranche is separately expensed over the related vesting period.

The Company estimates the fair value of each virtual stock option grant using a binomial option-pricing model, which considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Because the Company's stock options have certain characteristics that are significantly different from traded options, the binomial model provides a better measure of the fair value of the Company's virtual stock options. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. The risk-free rate is derived from the U.S Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data and considers the expected exercise multiple which is the multiple of exercise price to grant price. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

Income Taxes

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

The benefit of a tax position is recognized if it is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Interest Expense

Interest expense primarily includes interest for the Company's long-term debt obligation and the amortization of deferred issuance costs and original issue discounts on debt.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and the restricted cash primarily represents the net cash proceeds of the loan commitment that were deposited into the reserve account. See Note 9—Long-term Debt for additional information.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$19,267	$17,207
Restricted cash included in prepaid expenses and other current assets	1,850	250
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$21,117	$17,457

Accounts Receivable, net

Accounts receivable is primarily comprised of credit card payments for subscription fees, pending collection from the credit card processors. The Company recognizes current estimated credit losses for accounts receivable, net. The allowance for credit losses reflects the Company's current estimate of credit losses expected to be incurred for an estimated amount of receivables that will not be collected. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the historical losses. Historically, the Company has not experienced significant credit losses. The Company also monitors other risk factors and forward-looking information, such as country specific risks and default rates across bank cards in establishing and adjusting its allowance for credit losses. Accounts receivable are written off after all collection efforts have ceased.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consists of cash and receivables from credit card processors. The Company reduces credit risk by placing its cash with major financial institutions with high credit ratings. At times, to the extent eligible, such amounts may exceed federally insured limits. In addition, receivables from payment processors settle relatively quickly, and the Company has not experienced historical experience of losses. Management monitors the creditworthiness of payment processors closely.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values determined as of the acquisition date. Estimated fair value represents the estimated price that would be paid by a third-party market participant. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company's Consolidated Financial Statements from the date of acquisition.

Determining the fair value of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, including estimates of future revenues and adjusted earnings before interest and taxes, and discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding adjustment to goodwill to the extent the Company identifies an adjustment to the preliminary purchase allocation. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the Consolidated Statements of Operations and Comprehensive Loss.

Acquisition-related expenses incurred by the Company in a business combination are accounted for as an expense in the period in which the costs are incurred.

Segment Reporting

Segments are reflective of how the chief operating decision maker (“CODM”) reviews operating results for the purpose of allocating resources and assessing performance. The Company considers a combination of factors when evaluating the composition of its operating segments, including the results regularly reviewed by the CODM, economic characteristics, services offered, classes of customers, distribution channels, geographic and regulatory environment considerations.

As the result of the acquisition of Zoosk and the change in management team, the Company has realigned the segment presentation to reflect its organizational changes. During the third quarter of fiscal 2020, the Company changed how the CODM assesses performance and allocates resources. Based on this change, the Company determined it has two operating segments, Zoosk and Spark, which share similar economic and other qualitative characteristics, are aggregated together as one reportable segment. The Company recast prior comparative period to conform to the current period segment presentation.

Goodwill and Indefinite-Lived Intangible Assets

The Company's goodwill and indefinite-lived intangible assets resulted from business combinations in previous years. Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment testing. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill or indefinite-lived intangible assets may be impaired. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows.

Effective first quarter of 2019, the Company adopted Accounting Standard Update 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04"), which eliminates the two-step impairment test. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Goodwill

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the asset acquired, net of liabilities assumed. The impairment tests for goodwill are conducted at the reporting unit level, which is defined as an operating segment or one level below an operating segment, for which discrete financial information is regularly reviewed by the segment manager. For the year ended December 31, 2020, the Company has two reporting units.

In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative assessment for impairment is required. The Company may elect not to perform the qualitative assessment for some or all reporting units.

The fair value of the reporting units is determined using an income approach based on discounted cash flow ("DCF") model. The fair value is estimated based upon a complex series of judgements about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. The DCF model incorporates a number of reporting unit specific market participant assumptions including future revenue growth rates and operating margins. The discount rates represent the weighted average cost of capital measuring the reporting unit's cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company's target capital structure. The discount rates applied also include adjustments to reflect management's assessment of a market participant's view concerning other risks associated with the projected cash flows of the individual reporting units. We validate our estimates of fair value determined using the income approach by considering the implied control premium to determine if the estimated enterprise value is appropriate compared to external market indicators. For the years ended December 31, 2020 and 2019, the Company performed the quantitative analysis for goodwill.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible asset consists of acquired trade names, which are expected to contribute to cash flows indefinitely. Similar to the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the Company chooses to bypass the qualitative assessment, or if the qualitative assessment indicates that the indefinite-lived intangible asset is more likely than not impaired, a quantitative impairment test must be performed. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss is recognized in an amount equal to the difference. The Company estimates the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. Significant assumptions under the relief-from-royalty method include the royalty rate, projected sales and the discount rate applied to the estimated cash flows.

For the year ended December 31, 2020, the Company performed the quantitative analysis for the Zoosk indefinite-lived intangible assets, while performing a qualitative analysis for all other indefinite-lived intangible assets. For the year ended December 31, 2019, the Company performed the quantitative analysis for all indefinite-lived intangible assets.

Long-lived Assets

Property and Equipment, net

Property and equipment is stated at cost. Depreciation and amortization begin at the time the asset is placed into service and are recognized using the straight-line method over the following estimated useful lives as follows:

•Office and other equipment: 3 - 5 years
•Leasehold improvements: the shorter of the lease term or 5 years

Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the Consolidated Statements of Operations and Comprehensive Loss.

Internal-Use Software Development Costs

The Company capitalizes certain internal-use software development costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized internal-use software costs less accumulated amortization are included in Property and equipment, net within the Consolidated Balance Sheets. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the internal use software, which range from 3 to 6 years. Additions and improvements that increase the value or extend the life of an asset are capitalized.

For property and equipment and internal-use software development costs, depreciation and amortization methods, useful lives and residual values are reviewed at each reporting date and adjusted if appropriate.

Definite-lived Intangible Assets

The Company's definite-lived intangible assets is primarily attributed to business combinations in previous years. Intangible assets with definite lives are amortized using the straight-line method over their estimated lives. The estimated lives of intangible assets for current and comparative periods are as follows:

•Licenses and domains: 2 - 5 years
•Brands and trademarks: 10 - 20 years
•Other intangible assets: 1 - 6 years

Impairment of Long-Lived Assets

Long-lived assets, which consist of right-of-use assets, property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed on a straight-line basis.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019, using a modified retrospective approach utilizing transition guidance introduced in ASU No. 2018-11, Leases: Targeted Improvements. The Company elected the 'package of practical expedients' permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The Company also elected to continue to recognize lease payments related to short-term leases as an expense on a straight-line basis over the lease term. Upon adoption, the Company recognized right-of-use assets and lease obligations on the Consolidated Balance Sheets for its operating leases of $4.5 million and $4.7 million, respectively. The new standard did not materially impact our consolidated net income or cash flows.

The Company leases office space in multiple locations under non-cancelable operating lease agreements. Operating right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of future minimum lease payments over the lease term at the commencement date, increased for any prepaid lease costs and reduced by any lease incentives. Leases with a lease term of 12 months or less at inception are not recorded within the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in the Consolidated Statements of Operations and Comprehensive Loss. The lease payments are discounted at the Company's incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of the Company's leases, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company elected to combine lease and non-lease components on all new or modified leases agreements, which are recognized on a straight-line basis over the term of the lease.

For contractual obligations related to the sublease of office space where the Company remains the primary obligor upon assignment of the lease and does not obtain a release from the lessor, the Company continues to recognize rent expense and operating lease assets and liabilities for the head lease on its Consolidated Balance Sheets. The related lease obligation to the lessor is presented separately from the sublease created by the lease assignment to the sublessee. The Company accounts for the head lease based on the original assessment at inception and determines if the sublease arrangement is either a sales-type, direct financing, or operating lease at inception. If the total remaining lease cost on the head lease for the term of the sublease is greater than the anticipated sublease income, the right-of-use asset is assessed for impairment. The Company's sublease is an operating lease and the Company recognizes sublease income on a straight-line basis over the sublease term.

Fair Value Measurements

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•Level 1— Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2— Other inputs that are directly or indirectly observable in the marketplace for similar assets or liabilities.
•Level 3— Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company's material financial instruments consist primarily of cash, accounts receivable, long-term debt, accounts payable and accrued expenses. The fair value of long-term debt was determined using observable inputs (Level 2). The carrying values of the Company's accounts receivable, accounts payable and accrued expenses approximated fair values at December 31, 2020 and 2019, due to the short period of time to maturity or repayment. The Company's non-financial assets, such as goodwill, intangible assets, right-of-use assets and property and equipment are adjusted to fair value when an impairment is recognized.

Contingencies

The Company accrues for contingencies when the obligation is probable, and the amount can be reasonably estimated. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the consolidated financial statements. Significant judgement is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standard Board ("FASB") issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective for fiscal years beginning after December 15, 2019 on a prospective or retrospective basis, with early adoption permitted. The Company adopted the standard in the first quarter of 2020 using a prospective method. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will become effective for the fiscal year beginning on January 1, 2021. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income will be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Other amendments will be applied on a prospective basis. The Company will adopt this standard in the first quarter of 2021 and does not expect the adoption to have a material impact to the financial statements.

Note 2. Business Combinations

On March 21, 2019, the Company entered into a merger agreement (the "Merger Agreement") with Zoosk, Inc. ("Zoosk"), a privately owned dating company based in San Francisco, California, United States. Zoosk, which was incorporated in 2007, and is a leading global online dating platform, allowing its members to discover and communicate with each other from their mobile phones, tablets or personal computers. The primary reason for the merger was to strengthen the Company's position in the online dating market by creating the second-largest dating company in the North America based on revenue. The merger will enable the Company to expand its user base in the North American market.

Pursuant to the Merger Agreement, on July 1, 2019 ("Acquisition Date"), the Company acquired 100% of the common stock of Zoosk with a combination of cash and Spark Networks ADS for consideration of $262.2 million. Zoosk became a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the Company issued 12,980,000 American Depository Shares representing ordinary no-par value registered shares of the Company to Zoosk's former equity holders. The fair value of the ADSs issued was based on the closing ADS price of the Company on the Acquisition Date. Additionally, the Merger Agreement provided for cash consideration of $105.0 million, which included $10.0 million of the cash consideration held back by the Company until July 1, 2023 in order to satisfy any indemnity obligations of the holders of shares of Zoosk Capital Stock, Vested Options and Cash Out Warrants. The holdback amount accrues interest at 2.0% annually from July 1, 2019 until December 31, 2020, and 12.0% annually thereafter. Further, $1.0 million of other consideration was placed in escrow for purposes of satisfying post-closing purchase price adjustments, if any. The Company determined that the final merger aggregate adjusted cash consideration resulted in a final adjustment surplus of $0.5 million, which was paid in February 2020. The Company financed the cash consideration through borrowings under the Senior Secured Facilities Agreement as described in Note 9—Long-term Debt.

The following table summarizes fair value of each major class of consideration transferred on the Acquisition Date:

(in thousands)
Final merger adjusted cash consideration(1)	$99,085
Cash consideration holdback amount	9,814
Total merger cash consideration	$108,899

Spark Networks American Depository Shares (ADSs, in thousands) consideration	12,980
Spark Networks ADS closing price as of July 1, 2019	$11.81
Merger stock consideration value	$153,294

Final merger aggregate consideration	$262,193

(1)Final merger aggregate adjusted cash consideration has been adjusted as of the Acquisition Date to include the final adjustment surplus determined in January 2020.

The following table summarizes the recognized amounts of assets acquired and liabilities assumed at the Acquisition Date as well as the resulting goodwill:

(in thousands)	Acquisition date fair values
Cash and cash equivalents	$6,613
Accounts receivable	7,458
Other current assets	2,792
Goodwill	191,560
Intangible assets	75,741
Deferred tax assets	8,719
Other assets	9,792
Total assets	302,675
Accounts payable	(13,040)
Deferred revenue	(7,130)
Other current liabilities	(13,195)
Other liabilities	(7,117)
Identifiable net assets acquired and the resulting goodwill	$262,193

The following table summarizes the components of the acquired intangible assets and estimated useful lives:

(in thousands)	Acquisition date fair values	Weighted-Average Useful Life (Years)
Trademark	$60,860	indefinite
Customer relationships	9,870	2
Developed technology	4,990	4
Licenses	21	less than 1 year
Total	$75,741

The Company used the relief-from-royalty method for measuring the fair values of the trademark and developed technology acquired, and used the multi-period excess earnings method to measure the fair value of the customer relationships acquired. The relief-from-royalty method considers the discounted estimated royalty payments that are expected to be avoided as a result of the trademarks being owned. The multi-period excess earnings method considers the present value of net cash flows expected to be generated by the customer relationships, by excluding any cash flows related to contributory assets. The fair value of the trademark, developed technology and customer relationships acquired are classified as a Level 3 fair value measurement within the fair value hierarchy.

The Company recognized $191.6 million of goodwill as of the acquisition date, measured as the excess of the merger aggregate consideration over the assets acquired and liabilities assumed at the date of acquisition. The goodwill balance is primarily attributed to increased offerings to the Company's user base, and other operating synergies anticipated upon the integration of the operations of the Company and Zoosk. As a result of the transaction there is no goodwill that is expected to be deductible for income tax purposes.

For the year ended December 31, 2019, Zoosk contributed revenue of $61.2 million and a net loss of $23.3 million to the Company's results, including $1.2 million of severance costs, of which $0.9 million is included within Technical operations and development expenses, $0.1 million is included within General and administrative expenses, $0.2 million is included within Customer service expenses and $38 thousand is included within Sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognized approximately $7.1 million of acquisition-related costs during the year ended December 31, 2019, including $5.9 million of transaction, advisory, and merger integration costs included within General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Unaudited Supplemental Pro Forma Information

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2019:

	Years Ended December 31,
(in thousands)	2020 (actual)	2019 (pro forma)
Revenue	$233,036	$250,655
Net loss	(46,608)	(26,659)

The pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization expense of $3.1 million related to intangible assets acquired, incremental reduction in revenue of $0.6 million on acquired virtual currency, interest expense on borrowings in connection with the merger of $4.2 million and exclusion of one-time transaction related costs of $25.9 million resulting from the business combination.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

Note 3. Revenue

For the years ended December 31, 2020 and 2019, revenue was as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Subscription revenue	$226,823	$166,443
Virtual currency revenue	3,535	2,354
Advertising revenue	2,678	2,062
Total Revenue	$233,036	$170,859

Revenue disaggregated by geography, based on the billing address of our customers, consists of the following:

	Years Ended December 31,
(in thousands)	2020	2019
United States	$155,494	$100,805
Germany	1,791	2,261
Rest of world	75,751	67,793
Total Revenue	$233,036	$170,859

The Company's deferred revenue balances as of December 31, 2020 and 2019 are $38.3 million and $36.9 million, respectively. During the years ended December 31, 2020 and 2019, the Company recognized $36.0 million and $22.6 million of revenue that was included in the deferred revenue balances as of December 31, 2019 and December 31, 2018, respectively.

Note 4. Income Taxes

Income Tax Expense (Benefit)

For the year ended December 31, 2020 and 2019, the Company recorded income tax expense of $5.0 million and income tax benefit of $3.6 million, respectively, which reflects an effective tax rate of (12.0)% and 9.4%, respectively. The Company's income tax expense in 2020 was primarily driven by U.S. federal and state taxes, non-deductible goodwill impairment, foreign rate differential, valuation allowance on both German net operating loss and interest carryforwards, and non-deductible German share-based compensation arrangements. The Company's income tax benefit in 2019 was primarily driven by the release of the U.S. valuation allowance on deferred tax assets offset by non-deductible goodwill impairment, a valuation allowance on German net operating loss and interest carryforwards.

The components of the income (loss) before income taxes are as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Germany	$224	$(16,020)
Foreign	(41,843)	(22,510)
Total	$(41,619)	$(38,530)

The components of the income tax expense (benefit) are as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Current tax expense (benefit):
Germany	1,298	93
Foreign	161	1,641
Total current tax expense (benefit)	$1,459	$1,734

Deferred tax expense (benefit):
Germany	3,144	913
Foreign	386	(6,264)
Total deferred tax expense (benefit)	$3,530	$(5,351)
Income tax expense (benefit)	$4,989	$(3,617)

The income tax rate of the Company is determined by the tax rate of Spark Networks SE, consisting of the German corporate income tax of 15.8% including solidarity surcharge, as well as the trade tax of 14.4%.

Reported income tax expense (benefit) differed from the amounts computed by applying the combined German corporate and trade income tax rate of 30.2% in both 2020 and 2019 to income (loss) before income taxes as a result of the following:

	Years Ended December 31,
(in thousands)	2020	2019
Expense at statutory rate	$(12,558)	$(11,627)
Foreign rate differential	4,214	784
Impairment of goodwill	9,808	3,641
Change in valuation allowance	2,496	1,634
Share-based payment arrangements	1,458	485
Unrecognized tax benefits	461	110
Tax credits	(737)	465
Other	(153)	891
Income tax expense (benefit)	$4,989	$(3,617)

Components of Deferred Tax Assets and Liabilities

Significant components of deferred tax assets (liabilities) are as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Deferred tax assets:
Property and equipment	$85	$147
Intangible assets	467	466
Accrued employee compensation and benefits	48	814
Deferred revenue	531	253
Lease liabilities	1,453	1,799
Interest expense carryforwards	2,985	2,311
Other	965	898
Tax credit carryforwards	9,789	9,308
Tax loss carryforwards	44,611	44,940
Total deferred tax assets	60,934	60,936
Less: valuation allowance	(18,336)	(14,528)
Deferred tax assets, net of valuation allowance	42,598	46,408

Deferred tax liabilities:
Intangible assets	(13,918)	(16,372)
Right-of-use assets	(1,339)	(1,942)
Property and equipment	(2,636)	(2,486)
Other	(2,176)	(408)
Total deferred tax liabilities	(20,069)	(21,208)

Net deferred tax assets	$22,529	$25,200

At December 31, 2020, the Company had German and foreign net operating losses of approximately $143.6 million and $169.2 million, respectively. At December 31, 2019, the Company had German and foreign net operating losses of approximately $129.7 million and $182.6 million, respectively. The foreign net operating loss carryforward is made up of U.S. Federal and State and Israeli losses. The U.S. federal net operating loss carryforward will begin to expire beginning December 31, 2025 through December 31, 2037. The U.S. state net operating loss carryforward will begin to expire beginning December 31, 2030 through December 31, 2039. The German and Israel net operating losses have an unlimited carryforward period. Of the total U.S. federal net operating loss carryforward, $18.7 million will carry forward indefinitely.

The U.S. Internal Revenue Code ("IRC") of 1986, as amended, imposes substantial restrictions on the utilization of carryforwards in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The annual limitations have been factored in and net operating losses are realizable.

As of December 31, 2020 and 2019, the Company has U.S. federal and state tax credit carryforwards of approximately $14.4 million and $13.2 million, respectively, which primarily relate to Research and Development ("R&D") tax credits. These tax credits will begin to expire beginning December 31, 2027 through December 31, 2040 for U.S. federal purposes and December 31, 2021 through December 31, 2028 for U.S. state purposes. The U.S. state R&D tax credits of $6.3 million have an unlimited carryforward period. The increase in U.S. federal tax carryforwards in 2020 is primarily attributable to an increase in R&D tax credits. The Company does not have any tax credit carryforwards in jurisdictions outside of the United States.

Periodically, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely-than-not that some or all of the deferred tax assets will not be realized. During 2020, the valuation allowance increased by $3.8 million. During 2019, the valuation allowance increased by $1.6 million. As of December 31, 2020, the Company's valuation allowance on its U.S. federal and state deferred tax assets was $4.0 million related to California net operating losses and California Enterprise Zone credits. As of December 31, 2020, the Company’s valuation allowance on its Israel deferred tax assets is $2.5 million. As of December 31, 2019, the Company's valuation allowance on its U.S. federal and state deferred tax assets was $3.8 million. The $0.2 million increase in the valuation allowance during 2020 is primarily due establishing additional valuation allowance on State net operating losses partially offset by release of valuation allowance related to expired State Enterprise Zone credits. As of December 31, 2019, the Company’s valuation allowance on its Israel deferred tax assets was $2.5 million. The $4.0 million decrease in the valuation allowance during 2019 is primarily driven the release of valuation allowance on the U.S. federal and state net deferred tax assets.

In addition, as of December 31, 2020 and 2019, management determined that a valuation allowance of $11.8 million and $8.2 million, respectively, was required for certain German deferred tax assets that are not more likely than not to be realized due to the negative evidence which outweighed the positive evidence. For the remaining German deferred tax assets without a valuation allowance, management believes it is more-likely-than-not that the Company will generate sufficient taxable income in the appropriate future periods to realize the benefit. The $3.6 million increase in the German valuation allowance during 2020 is primarily due to an increase in the German net operating loss and interest carryforwards. The $5.6 million increase in the valuation allowance during 2019 is primarily driven by an increase in the German net operating loss and interest carryforwards.

The Company has determined that its offshore earnings will be indefinitely reinvested outside of Germany. As a result, the Company has not recorded a deferred tax liability related to undistributed earnings of foreign subsidiaries as of December 31, 2020 and December 31, 2019. The Company will continue to evaluate its reinvestment policy on a quarterly basis and will adjust its deferred tax liability accordingly to the extent there is a change and adjustment is required. As of December 31, 2020, the amount of undistributed earnings was $48.0 million. Upon distribution of these earnings, we would be subject primarily to German income taxes and foreign withholding taxes. Assuming the indefinitely reinvested earnings were repatriated under the laws and rates applicable at December 31, 2020, the incremental taxes are estimated to be $3.0 million.

In assessing whether unrecognized tax benefits should be recognized in its financial statements, the Company first determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more-likely-than-not recognition threshold, the Company measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that an adjustment is required.

The Company records unrecognized tax benefits primarily related to U.S. Federal and State tax credits and state tax nexus. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits, and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. The Company's measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Balance at the beginning of the year	$3,747	$365
Increases for current year tax positions	614	288
Increases for prior year tax positions	232	504
Increases due to business acquisitions	—	2,590
Balance at the end of the year	$4,593	$3,747

As of December 31, 2020 and 2019, the Company has $4.6 million and $3.7 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized. As of December 31, 2020 and 2019, the Company has recognized $0.4 million and less than $0.1 million of interest and penalties respectively, all of which would impact the effective tax rate if recognized. The Company recognized an increase to interest and penalties of $0.3 million primarily due to U.S. tax credits and state nexus. The Company’s policy is to classify interest and penalties on underpayment of income taxes as a component of income tax expense.

The Company is subject to income taxes in Germany and multiple other foreign jurisdictions. The Company remains subject to examination in Germany for the 2016 through 2020 tax years. U.S. Federal income tax returns of the Company are subject to IRS examination for the 2017 through 2020 tax years. U.S. State income tax returns are subject to examination for the 2016 through 2020 tax years. The Company is subject to examination in Israel for the 2015 through 2020 tax years and in France for the 2017 through 2020 tax years.

As a matter of course, the Company may be audited by Germany, U.S. Federal and State, Israel, France, the U.K. and other foreign tax authorities within which it operates. From time to time, these audits result in proposed assessments. The Company was notified during 2020 that the Israeli tax authorities were auditing Spark Networks Ltd. for the tax years 2015-2019. There is minimal activity in the entity and while we do not expect adverse findings, any potential finding would result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. At this point, there is nothing from the communications with the tax authorities that would give rise to any uncertainty in the Israeli tax positions taken. Recently, the Company was notified that the German tax authorities are auditing Spark SE for the tax years 2017-2018, as well as Spark GmbH for the tax years 2016-2018. At this point, there is nothing in the communications with the tax authorities that would give rise to any uncertainty in the German tax positions taken.

Based on the current status of Germany, U.S. federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

Note 5. Property and Equipment

Property and equipment consists of the following as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Office and other equipment	$3,821	$3,364
Leasehold improvements	373	348
Internally developed software	13,221	10,223
Purchased software	255	240
Total	17,670	14,175
Less: Accumulated depreciation	(6,252)	(3,864)
Property and equipment, net	$11,418	$10,311

Depreciation expense was $2.1 million for both the years ended December 31, 2020 and 2019.

The Company capitalized $2.5 million and $4.4 million of internally developed software costs for the years ended December 31, 2020 and 2019.

Property and equipment, net disaggregated by geography, consists of the following as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
United States	$1,259	$337
Germany	10,159	9,974
Total property and equipment, net	$11,418	$10,311

Note 6. Goodwill and Intangible Assets

Goodwill

The Company completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. As described in Note 1, during the third quarter of 2020, the Company changed its composition of segments and associated reporting units. In connection with this change, the historical Christian Networks, Jdate USA, Jdate Israel, JSwipe and Other Networks were combined into a single

Spark reporting unit, thereby requiring no reallocation of goodwill based on fair value. There was no change to the historical Zoosk reporting unit.

The following table summarizes the changes in the carrying amount of goodwill for the periods indicated:

	December 31,
(in thousands)	2020	2019
Balance as of the beginning of the period	$199,238	$25,462
Business combination	—	191,560
Impairment charges	(42,713)	(17,736)
Impact of currency translation	57	(48)
Balance as of the end of the period	$156,582	$199,238

For the year ended December 31, 2020, as a result of our annual goodwill impairment test, the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. For the Zoosk reporting unit, the fair value did not exceed the carrying value, and the Company recorded a goodwill impairment charge of $42.7 million. The impairment charge was attributed to declines in the estimated undiscounted cash flows and an increase in the discount rate, which resulted in the carrying value not being recoverable. The Company estimated the fair value of its reporting units utilizing a present value cash flow model. The Company believes this non-cash impairment charge does not impact its ability to generate cash flow in the future and it is not tax deductible.

For the year ended December 31, 2019, the fair values of the Christian Network, Jdate, JSwipe and Other Networks reporting units exceeded their respective carrying amounts at that date, and as a result, no goodwill impairment was recorded. For the Zoosk and Samadhi reporting units, revised long-term projections resulted in lower than previously projected long-term future cash flows, which reduced the estimated fair value below their carrying amounts. We recorded a goodwill impairment charge of $16.7 million and $1.0 million, respectively.

The total accumulated impairment loss of the Company's goodwill was $62.7 million and $17.7 million as of December 31, 2020 and 2019.

Intangible assets consists of the following as of December 31, 2020:

		December 31, 2020
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(10,960)	$—	$—	$52,840
Long-lived intangible assets:
Brands and trademarks	0.1	3,025	(2,573)	(409)	4	47
Acquired technology	1.3	7,300	—	(3,997)	—	3,303
Customer relationships	0.4	11,420	—	(8,762)	—	2,658
Licenses and domains	0.0	410	—	(361)	3	52
Other	0.0	5,203	—	(5,102)	(2)	99
Total intangible assets	1.8	$91,158	$(13,533)	$(18,631)	$5	$58,999

Intangible assets consists of the following as of December 31, 2019:

	December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(2,437)	$—	$—	$61,363
Long-lived intangible assets:
Brands and trademarks	3,025	(2,573)	(390)	(3)	59
Acquired technology	7,300	—	(2,131)	—	5,169
Customer relationships	11,420	—	(3,600)	—	7,820
Licenses and domains	410	—	(318)	(5)	87
Other	5,203	—	(4,916)	(5)	282
Total intangible assets	$91,158	$(5,010)	$(11,355)	$(13)	$74,780

For the annual assessments in 2020, we performed a qualitative assessment for Jdate and Christian Networks and a quantitative assessment for Zoosk. The qualitative assessment performed, there were no impairments of indefinite-lived intangible assets for the year ended December 31, 2020. For the annual assessment in 2019, we bypassed the option to perform the qualitative assessment and proceeded directly to performing the quantitative test. As a result of our annual impairment test, we recorded an impairment charge of $8.5 million and $2.4 million and in 2020 and 2019, respectively. The Company used a royalty rate of 4.0% and discounts rates ranging between 12.0% to 14.0% in 2020 and 2019.

Amortization expense for the years ended December 31, 2020 and 2019 were $7.3 million and $4.5 million, respectively. The annual impairment testing date of the indefinite-live intangible assets is the fourth quarter of each year and consisted of a comparison of the fair value of the intangible assets with carrying amounts. The Company estimated the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. The Company recorded $0.1 million of impairment charges related to the Samadhi brand name for the year ended December 31, 2019. No impairment charge was recorded for the long-lived intangible assets for the year ended December 31, 2020.

At December 31, 2020, amortization of long-lived intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in thousands)	Amortization Expense
2021	$4,225
2022	1,281
2023	633
2024	9
2025	9
Thereafter	2
Total estimated amortization expense	$6,159

Note 7. Leases

The Company's lease portfolio includes lease arrangements for its offices. Such leases generally have remaining terms between 1 month and 5 years, and the Company does not have residual value guarantees associated with its leases. In December 2019, the Company entered into a sublease agreement for the office lease in San Francisco, which was acquired in connection with the Zoosk acquisition in July 2019, for the remaining period of the original lease term, which ends on September 30, 2024.

The following table summarizes the classification of operating lease right-of-use assets and liabilities in the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Assets
Right-of-use assets	$6,338	$8,236

Liabilities
Short-term:
Current lease liabilities	$1,932	$1,872
Long-term:
Non-current lease liabilities	4,650	6,539
Total lease liabilities	$6,582	$8,411

Right-of-use assets are included in Other assets, and Current lease liabilities and Non-current lease liabilities are included in Accrued expenses and other current liabilities and Other liabilities, respectively, in the Consolidated Balance Sheets.

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2020	2019
Operating lease expense	$2,272	$1,404
Short-term lease expense	224	246
Sublease income	(1,956)	(105)
Total net lease expense	$540	$1,545

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2020	2019
Operating cash flow information:
Cash paid for operating leases	$2,211	$1,292
Non-cash activity:
Right-of-use assets acquired and lease liabilities assumed in acquisition	$—	$8,004

The weighted average remaining term for our leases as of December 31, 2020 and 2019 was 3.6 years and 4.4 years, respectively. The weighted average discount rate for our leases as of December 31, 2020 and 2019 was 4.6% and 4.5%, respectively.

At December 31, 2020, the future minimum lease payments under our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2021	$2,187
2022	1,780
2023	1,792
2024	1,376
Total lease payments	7,135
Less: Interest	(553)
Present value of lease liabilities	$6,582

Non-cancellable sublease proceeds with future minimum rental receipts as of December 31, 2020 totaling $7.3 million has not been deducted from the future minimum payments.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Deferred payment to Zoosk's shareholders (1)	$—	$10,320
Accrued advertising	8,691	6,691
Accrued employee compensation and benefits	2,085	4,771
Accrued value-added, sales, and other non-income-based taxes	6,404	5,704
Accrued professional fees	1,819	1,980
Current portion of lease liabilities	1,932	1,872
Other	7,498	3,642
Accrued expenses and other current liabilities	$28,429	$34,980

Other liabilities consist of the following as of December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Deferred payment to Zoosk's shareholders (1)	$10,373	$—
Lease liabilities, less current portion	4,650	6,539
Sublease security deposit	1,038	1,038
Other	1,480	1,369
Other liabilities	$17,541	$8,946

(1) The deferred payment was originally payable to Zoosk on December 31, 2020. Due to the Second Amendment to Loan Agreement entered into on December 2, 2020, the payment to Zoosk shareholders was deferred to July 1, 2023. Therefore, the balance was reclassified to Other liabilities from Accrued expenses and other current liabilities as of December 31, 2020.

Note 9. Long-term Debt

On July 1, 2019, in connection with the acquisition of Zoosk, Spark Networks entered into a Loan Agreement with Zoosk, Spark Networks, Inc., the subsidiary guarantors, the lenders party thereto, and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent (the "Senior Secured Facilities Agreement") that provides for a four-year $125.0 million Senior Secured Facility. The Senior Secured Facilities Agreement provides for a term loan facility in an aggregate amount equal to $120.0 million (the “Term Loan Facility”) and a revolving credit facility in an aggregate amount equal to $5.0 million (the “Revolving Credit Facility”) and, together with the Term Loan Facility, the “Facilities”. Borrowings under the Facilities bear interest at a rate equal to either LIBOR plus an applicable margin of 8.0% per annum or the Base Rate with an applicable margin of 7.0% per annum. A portion of the proceeds from the issuance of the Facilities was utilized to pay down the remaining balance on the debt outstanding with Silicon Valley Bank of $13.0 million.

On May 21, 2020, the Company entered into a Limited Waiver and First Amendment to Loan Agreement (the “First Amendment”) to its existing Senior Secured Facilities Agreement. The First Amendment waives the events of default under the Loan Agreement relating to the Company's failure to deliver its audited financial statements and related financial reports for the fiscal year ending December 31, 2019 within 120 days of the end of such fiscal year, and provided the Company until June 14, 2020, to deliver such audited financial statements and related financial reports as required under the Loan Agreement. The Company delivered its audited financial statements and related financial reports for the fiscal year ending December 31, 2019 by June 14, 2020.

Term Loan Facility

The Term Loan Facility was issued at a discount of 3.0% of the aggregate principal amount of the $120.0 million totaling $3.6 million. Transaction costs and commitment fees of $3.1 million and $0.6 million, respectively, were paid at closing. The initial commitment fee was equal to 0.5% of the aggregate principal amount of the Term Loan Facility. Through the effective interest rate method, the discount and commitment fees on the Term Loan Facility are amortized to interest expense in the Consolidated Statements of Operations and Comprehensive Loss through the maturity of the Facilities on July 1, 2023 ("Maturity Date"). The effective interest rate was 10.7%. In addition, pursuant to the terms of the Term Loan Facility, within 5 days after the annual financial statements are required to be delivered to the lender, the Company is required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year.

On December 2, 2020, the Company entered into the Second Amendment to Loan Agreement (the "Second Amendment"), which established an additional $6.0 million of term loan commitment to its existing Term Loan Facility. The additional borrowing will be applied to pay the quarterly Term Loan Facility principal and interest payments due on December 31, 2020 and March 31, 2021. The Second Amendment was accounted for as a modification of debt, and as such, the third-party costs incurred in connection with the Second Amendment of approximately $1.3 million were expensed as incurred. The debt issuance costs of $1.3 million that were paid directly to the lender at the closing date were capitalized and will be amortized using the effective interest method over the term of the loan. The effective interest rate on the modified loan is 11.3%.

The Second Amendment requires repayment of the principal amount of $150 thousand quarterly, beginning on March 31, 2021, in addition to the $3.0 million quarterly principal repayment of the original Term Loan Facility and the interest. As of December 31, 2020, the aggregated outstanding principal balance of the existing Term Loan Facility and the Second Amendment is $104.7 million, the amortized cost basis of the Term Loan Facility is $99.1 million.

Revolving Credit Facility

The $5 million Revolving Credit Facility has a commitment fee of 0.75% per annum on the unutilized commitments thereunder and payable on the Maturity Date. As the Revolving Credit Facility is not expected to be drawn down, transaction costs and upfront fees totaling $0.3 million related to the Revolving Credit Facility were deferred and are being amortized over the term of the agreement. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2020.

The Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of its subsidiaries to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions and make share repurchases, make certain acquisitions, engage in certain transactions with affiliates, and change lines of business.

In addition, the Facilities, as revised by the Second Amendment, require the following financial covenants to be maintained: (i) a fixed charge coverage ratio of no less than 1.10 for the first four quarters of the loan, 1.25 for the second two quarters of the loan, and between 1.20 and 0.80 for the remaining life of the loan, (ii) a net leverage ratio of no greater than 3.00 for the first quarter of the loan, declining steadily from 2.60 to 1.75 for the quarters ended December 31, 2020 through the maturity date of the loan, and (iii) a minimum liquidity threshold of $10.0 million at the end of each month following the closing date of the loan, consisting of available cash funds and availability under the Revolving Credit Facility. The Facilities also contain certain customary affirmative covenants and events of default, including a change of control. The Company is in compliance with all of its financial covenants as of December 31, 2020 and 2019.

Long-term debt maturities:

Years Ended December 31,	(in thousands)
2021	$19,037
2022	12,600
2023	73,027
Total	104,664
Less: current portion of long-term debt	(19,037)
Less: unamortized discount	(2,302)
Less: unamortized debt issuance costs	(3,216)
Total long-term debt, net	$80,109

Note 10. Commitments and Contingencies

Commitments

The Company's future payments related to off-balance sheet contractual obligations as of December 31, 2020 and 2019 are as follows:

	December 31,
(in thousands)	2020	2019
Less than one year	$6,349	$5,417
Between one and five years	7,230	8,757
Total	$13,579	$14,174

The Company has non-cancellable contractual obligations consisting of contracts with cloud-based web service providers, other internet/network service providers, and marketing service providers. The Company does not have significant renewal or purchase options.

Contingencies

The Company is involved in lawsuits, claims and proceedings incident to the ordinary course of business and establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Any claims against the Company, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on our liquidity, results of operations or financial condition of the Company.

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against the Company and Zoosk in the U.S. District Court for the Northern District of California by users alleging that a 2020 security incident disclosed by Zoosk violates the California Consumer Privacy Act (CCPA) and alleging other statutory and common law claims, and seeking statutory damages and injunctive relief. On December 14, 2020, plaintiffs voluntarily dismissed their statutory damage claims under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk’s motion to dismiss the complaint for failure to state a claim and held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company and has allowed a common law claim to go forward as to Zoosk. Separately, plaintiffs’ counsel filed similar claims in arbitration against Zoosk in the JAMS arbitration forum, which arbitrations have not proceeded at this time.

Elite Connexion v. Spark Networks Services GmbH

On September 20, 2018, Elite Connexion filed a cease and desist order and damage claim in France against Spark Networks Services GmbH ("Spark GmbH"), alleging that Spark GmbH bid on search engine terms which violated an agreement between the parties. In Elite Connexion's claim, which was amended in September 2019, Elite Connection claimed damages for loss of profit, legal fees, and court fees. The parties agreed in principle to a settlement in September 2020 subject to negotiation of the settlement agreement. The parties continue to negotiate the terms of the settlement agreement as of March 2021, and the Company recorded an accrual for the loss contingency in relation to a potential settlement of these matters.

Trademarks

Trademarks are an important element in running online dating websites and mobile applications. Given the large number of markets and brands, the Company deals with claims against its trademarks from time to time. As of December 31, 2020, there are several ongoing national cases which affect trademarks within Germany, Finland, Ireland, France, Sweden, the United Kingdom, Poland and Benelux. The Company vigorously defends against each of the above legal proceedings. Following a favorable 2020 decision of the Court of Justice of the European Union, the Company is exploring options to settle certain national trademark disputes in Europe.

In the United States, the Company's use of certain intellectual property is challenged from time to time by third parties.

The Company has additional legal claims and may encounter future legal claims in the normal course of business.

The Company intends to defend vigorously against each of the above legal proceedings. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal provisions as of December 31, 2020 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

Note 11. Shareholders' Equity

At December 31, 2020, the Company’s issued ordinary no-par value registered shares (auf den Namen lautende Stückaktien) (“Ordinary Shares") totaled 2,661,386. Outstanding Ordinary Shares totaled 2,605,689 after deducting 55,697 in treasury shares held by the Company. In accordance with the Company’s American Depository Share (ADS) Program, each ADS represents one-tenth of an ordinary share. Accordingly, issued and outstanding ADSs as of December 31, 2020 totaled 26,056,890.

In June 2019, in anticipation of the acquisition of Zoosk, the Administrative Board of the Company agreed to the acceleration, exercise, and settlement of 952,018 Options granted to five executives of the Company under the Spark Networks 2017 VSOP and Spark Networks 2018 VSOP ("the Accelerated Vesting"). Accordingly, the Company recognized the remaining grant date fair value related to these Options of $2.2 million as share-based payment expense in June 2019. Options totaling 636,492 were net exercised in shares and cash in July 2019, and resulted in the issuance of 4,652 Ordinary Shares, equivalent to 46,519 ADSs. In connection with the exercise of these Options, the Company issued 46,519 new Ordinary Shares, equivalent to 465,190 ADSs. Options totaling 315,526, which were out of the money at the exercise date, were repurchased at €0.01 per share.

On July 2, 2019, the Company issued 12,980,000 ADSs representing 1,298,000 Ordinary Shares of Spark Networks to Zoosk's former equity holders as partial consideration for the acquisition of Zoosk. The fair value of the ADSs issued was based on the closing ADS price of Spark Networks on the effective date of the merger.

Treasury shares

The Company accounts for treasury shares using the nominal value method. Under the nominal value method, whereby the nominal value of the shares is deducted from common stock. The excess of the cost of shares acquired over the nominal value is allocated to additional paid-in capital. Under local law, treasury shares are not entitled to shareholder rights, in particular, to dividends and voting rights.

In connection with the Affinitas / Spark Merger, the Company established the Chardonnay Trust, with the purpose of holding such number of shares of Spark Networks SE ADSs as shall be necessary to satisfy the obligations under all unexercised Spark stock options awarded under the Spark 2007 Plan. The shares underlying the ADSs held in the Chardonnay Trust are classified as treasury shares at their nominal value per share of €1.00.

In connection with the June 2019 acceleration discussed above, the Company issued 46,519 new Ordinary Shares, equivalent to 465,190 ADSs. The excess of newly issued Ordinary Shares over those required to satisfy the net settlement of the exercised Options of 41,867 were recorded as treasury share at their nominal value per share of €1.00, and are available to satisfy future option exercises under the Company's VSOP and LTIP Plans.

Note 12. Stock-based Compensation

Stock-based compensation expense reflects share awards issued under the Spark Networks 2018 virtual stock option plan ("2018 VSOP") and the Long Term Incentive Plan ("the LTIP") adopted in 2020.

2018 VSOP

In 2017, Spark Networks established the 2017 VSOP for selected executives and employees of the Company and its subsidiaries. In March 2018, the Company replaced the 2017 VSOP by establishing the 2018 VSOP for selected executives and employees of the Company and its subsidiaries if and to the extent that the plan participants under the 2017 VSOP have agreed to such replacement. All plan participants agreed to the replacement. Both plans, which were established following the merger between Affinitas GmbH ("Affinitas") and Spark, Inc. in 2017, replaced plans in effect under Affinitas prior to the merger.

Under the 2018 VSOP, the Company granted participants a certain number of virtual stock options in exchange for options granted under the 2017 VSOP and/or a certain number of new virtual stock options. Awards issued under the 2018 VSOP have a contractual term of 85 months and vest over a period of four years from the grant date, whereby one fourth of each option award vests upon the first anniversary of the grant with the remaining options vesting in six-month installments. The 2017 VSOP options which were exchanged for the 2018 VSOP vest over a period of three years from the grant date, whereby one third of each option award vest on the first-year anniversary of the grant and the remaining options vesting in six month installments. The Company will not grant any additional awards under the 2018 VSOP.

Vested awards under the 2018 VSOP may be settled for either equity shares or a cash amount equal to the market price of the Company's ADS minus the share price. The method of settlement is at the discretion of the Company. As a result, awards issued under the 2018 VSOP are treated as equity settled.

The following table summarizes the activity for the Company's options under the 2018 VSOP:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(in years)
Outstanding as of December 31, 2019	345,078	$11.70	5.16
Forfeited	(18,797)	$14.19
Outstanding as of December 31, 2020	326,281	$11.56	4.15
Options exercisable as of December 31, 2020	293,467	$11.44	4.10

	Number of Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	93,473	$6.57
Vested	(45,211)	$6.42
Forfeited	(15,448)	$7.22
Unvested as of December 31, 2020	32,814	$6.48

The total grant date fair value of options that vested during 2020 and 2019 was $0.3 million and $1.5 million , respectively. The fair value of options issued under the 2018 VSOP is measured as of the grant date using a binomial option pricing model. The fair values and the inputs used in the measurement of the fair value of options issued under the 2018 VSOP are summarized below.

Year Ended December 31,
2019
Share price ($)	8.59 - 9.49
Exercise price ($)	8.99 - 9.06
Option life (months)	85
Volatility	37.1 - 38.4%
Dividend yield	—%
Risk-free rate	2.56 - 2.57%

Expected volatility is estimated by considering historical average share price volatilities of the Company, including the historical share price volatilities of Spark Networks, Inc. The term of the options is derived based on the simplified method of calculation, which allows companies with insufficient historical experience to provide a reasonable basis for an estimate.

As the options are subject to a graded vesting schedule, the grant date fair value of each tranche is expensed ratably over the related vesting period. Estimated forfeitures are revised if the number of options expected to vest differ from previous estimate, and if any differences between the actual and estimated forfeitures are accounted for in the period they occur.

The total unrecognized compensation expense related to awards granted under the 2018 VSOP at December 31, 2020 was $0.1 million, which will be recognized over a weight-average period of 1.5 years.

2020 Long Term Incentive Plan

In January 2020, the Administrative Board of the Company adopted the Long Term Incentive Plan (the "LTIP") for applicable executives and employees of the Company and its subsidiaries as part of their remuneration for future services. The LTIP provides for the grant of virtual stock options. Each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant ADS Stock Price of the option minus the strike price of such option; provided, however, that the Company may elect to settle options in ADSs or ordinary shares of Spark Networks instead of cash at its sole discretion. The LTIP provides that the strike price can be set at any amount determined by the Administrative Board, including zero. Under the LTIP, the "ADS Stock Price" is, as of the grant date, the average closing price of one ADS of Spark Networks trading on the NYSE American for the period of five trading days prior to such date. Spark Networks classifies awards under the LTIP as equity-settled.

Options granted under the LTIP have a contractual term of 85 months and vest, subject to the employee's continued service to the Company, as follows: (i) 25.0% of the total number of options granted to a participant vest 12 months after the grant date of such option, and (ii) an additional 6.25% of such options shall vest at the end of each additional three-month period thereafter until the end of the 48th month after the relevant grant date.

In connection with the adoption of the LTIP, the Administrative Board authorized for 2020 the issuance of virtual options for up to three million ADSs, including up to one million zero-priced options. At December 31, 2020, 450,000 virtual options, and 326,000 zero-priced options were available for future grant.

The following table summarizes the activity for the Company's options under the 2020 LTIP:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	—	$—
Granted	1,716,000	$4.75
Forfeited	(166,000)	$4.88
Outstanding as of December 31, 2020	1,550,000	$4.74	6.22	$0.90

	Number of Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	—	$—
Granted	1,716,000	$3.00
Forfeited	(166,000)	$3.13
Unvested as of December 31, 2020	1,550,000	$2.99

The fair value of the virtual stock options is measured using a binomial option-pricing model. The inputs used in the measurement of the fair values at the date of grant are summarized below:

Year Ended December 31,
2020
Share price ($)	2.77 - 6.09
Exercise price ($)	2.23 - 4.88
Option life (months)	85
Volatility	40.0% - 49.0%
Dividend yield	—%
Risk-free rate	0.52% - 1.51%

The following table summarizes the activity for the Company's zero priced options under the 2020 LTIP:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding as of December 31, 2019	—	$—
Granted	729,000	$6.14
Forfeited	(55,000)	$6.32
Unvested as of December 31, 2020	674,000	$6.13

The fair value of the zero priced options is measured using a binomial option-pricing model. The inputs used in the measurement of the fair values at the date of grant are summarized below:

Year Ended December 31,
2020
Share price ($)	2.91 - 6.42
Option life (months)	85
Volatility	50.2% - 74.9%
Dividend yield	—%

The total unrecognized compensation expense related to awards granted under the 2020 LTIP at December 31, 2020 was $4.4 million, which will be recognized over a weight-average period of 3.1 years.

Pre-merger Share Awards

Prior to the 2017 merger with Affinitas, Spark, Inc. granted share-based payment awards under the 2007 Omnibus Incentive Plan (the “Spark Inc. 2007 Plan”). As of the merger date, outstanding awards under the Spark Inc. 2007 Plan ("Spark Inc. Options") consisted entirely of nonqualified stock options. As the merger was considered a change in control under Spark Inc. 2007 Plan, all outstanding unvested awards became fully vested.

In connection with the merger with Affinitas, Spark Inc. established the Chardonnay Trust, with the purpose of holding such number of shares of Spark Networks SE ADSs as shall be necessary to settle all unexercised Spark Inc. stock options awarded under the Spark 2007 Plan. Following the completion of the merger, Spark Networks and Spark Inc. no longer has any rights to revoke or amend the Chardonnay Trust in a manner that is detrimental to Spark Inc. 2007 Plan participants.

Upon completion of the merger, each Spark Inc. stock option was converted into an award to acquire ADSs from the Chardonnay Trust, on the same terms and conditions as were applicable under the Spark Inc. 2007 Plan prior to the merger, subject to adjustment based on the exchange ratio stipulated in the merger agreement. The shares underlying the ADSs held in the Chardonnay Trust are recognized as treasury stock within the Consolidated Statements of Shareholders' Equity. During the year ended December 31, 2019, the Company purchased 5,000 stock options at a price equal to the nominal value per share ($0.01) in connection with the VSOP acceleration in Note 11. Shareholders' Equity.

The following table summarizes the activity for the Spark Inc. options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(in years)
Outstanding and vested as of December 31, 2019	17,400	$11.88	4.16
Forfeited	(14,050)	$11.57
Outstanding and vested as of December 31, 2020	3,350	$13.17	3.09

In the tables above, all options were granted in the period prior to the merger. The weighted-average grant date fair value of options forfeited during the year was $11.57 per share. As of December 31, 2020 and 2019, all of the outstanding options have vested, and no stock-based compensation expense was recognized for the equity-settled options granted for the years ended December 31, 2020 and 2019.

Total stock-based compensation expense for all the plans are included in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Cost of revenue, exclusive of depreciation and amortization	$—	$—
Sales and marketing	116	516
Customer service	36	12
Technical operations and development	390	642
General and administrative	4,238	1,459
Total stock-based compensation expense	$4,780	$2,629

Note 13. Financial Instruments and Fair Value Measurements

The Company records long-term debt at carrying value less unamortized discount and unamortized fees as it is not required to be carried at fair value on a recurring basis. The fair value of long-term debt was determined using observable inputs (Level 2). The valuation considers the present value of expected future repayments, discounted using a market interest rate equal to the interest margin on the borrowings and variable interest rate.

The following table presents the carrying values and the estimated fair values of long-term debt as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion(1)	$99,146	$107,504	$107,665	$114,398

(1) At December 31, 2020 and 2019, the carrying value of long-term debt is net of unamortized original issue discount and debt issuance costs of $5.5 million and $6.3 million, respectively.

The Company’s financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of December 31, 2020 and 2019.

Note 14. Related Party Transactions

An employee of the Company's wholly owned subsidiary, Smooch Labs, is a co-founder and employee of a marketing agency for which the Company incurs expenses in the ordinary course of business. For the year ended December 31, 2020 and 2019, the Company has expensed $0.3 million and $0.4 million, respectively, for services performed by the marketing agency.

Note 15. Subsequent Events

On March 3, 2021, the Company and Bert Althaus, the Chief Financial Officer ("CFO") and a Managing Director, entered into a termination agreement, pursuant to which Mr. Althaus will resign from his position as a Managing Director, effective as of March 31, 2021, but will remain employed by the Company as CFO until September 30, 2021.

On March 5, 2021, the Company entered into a Limited Waiver under Loan Agreement with the Administrative Agent and the lenders pursuant to which the foregoing defaults under the Loan Agreement were waived. In consideration of the waiver, the Company agreed to pay the Administrative Agent, for the ratable benefit of the lenders, a fee of $0.5 million upon the execution of the Limited Waiver under Loan Agreement, plus $0.3 million paid in kind by capitalizing such amount into the principal balance under the Loan Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of the Company’s Disclosure Controls

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective because our internal control over financial reporting was not adequate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the issuer’s consolidated financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, the Company's internal controls over financial reporting were not effective. Due to the Company’s changing risk profile, including its acquisition of Zoosk, change in SEC reporting status and reporting standards (from IFRS to U.S. GAAP) and changes in the management team, we have hired a number of qualified finance, tax and accounting personnel during fiscal year 2020 who have implemented new or enhanced processes and controls to address these changes. As a result of these new or enhanced processes and controls, which impact the Company’s people, processes and systems, the Company identified material weaknesses corresponding to the control activities component of internal control under the COSO Framework as described below. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The control deficiencies identified specific to the Control Activities COSO element constitute material weaknesses, either individually or in the aggregate. Specifically, we did not design and maintain certain formal accounting and information technology policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls to validate the completeness and accuracy of underlying reports and data used to support financial reporting. Deficiencies in control activities contributed to the potential for there to have been material accounting errors in several financial statement account balances and disclosures, specifically:

•The Company did not adequately design certain key controls at a sufficient level of precision, including account reconciliation and debt controls, to address relevant financial reporting risks including inadequate design of procedures to ensure completeness and accuracy of underlying reports and data used when executing the control.
•The Company did not design and maintain formal and effective controls over certain information technology general controls (“ITGCs”) for IT systems that are relevant to the preparation of the financial statements. Specifically, the Company did not design and maintain: (a) user access controls to ensure appropriate segregation of duties and adequate restriction of user and privileged access to financial applications, programs, and data (b) program change management controls to ensure that IT program and data changes affecting financially-significant IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (c) computer operations controls to ensure that data backups are authorized and monitored, and (d) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. As a result, it is possible that the Company’s business process controls that depend on the accuracy and completeness of data or financial reports generated by the information technology system could be adversely affected due to the lack of operating effectiveness of ITGCs.
•The Company did not design and maintain adequate controls to analyze and account for Value Added Tax (VAT) and sales tax obligations, to address relevant financial reporting risks over timely payment and accrual recognition which could adversely affect the completeness and accuracy of related balances.

In fiscal year 2019, management previously disclosed the following material weakness in our internal controls over financial reporting:

•The Company did not have an adequate number of individuals within its accounting and financial reporting function with sufficient training in US GAAP and SEC reporting standards, including understanding of new accounting standards and accounting for significant estimates including goodwill, and the impact on the Company’s internal controls over financial reporting.
•The Company utilized third party specialists in connection with the valuation of the underlying assets acquired and liabilities assumed in the Spark Networks / Zoosk Merger, accounting for its United States income tax provision, and in the annual impairment test performed over the Company’s goodwill and indefinite-lived intangible assets. The Company did not have a sufficient number of adequately trained personnel within the organization to provide appropriate oversight over these specialists, and sufficiently understand the complexities of the related estimates, and sufficiently review certain assumptions and calculations performed by these specialists.

As of December 31, 2020, management concluded that the material weaknesses continued to exist as of December 31, 2020.

Remediation Plans

In fiscal year 2020, the Company began taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weaknesses. Management is committed to finalizing the remediation of the material weaknesses during 2021. The Company’s internal control remediation efforts include the following:

•With the help of an outside firm, we will:
◦Enhance the execution of our risk assessment activities by evaluating whether the design of our internal controls appropriately addresses changes in the business (including changes to people, processes and systems) that could impact our system of internal controls;
◦Formalize, and train key internal control stakeholders on, policies and procedures regarding goodwill and intangible assets, VAT, sales tax, and ITGC processes;
◦Review our current processes, procedures and systems to identify opportunities to enhance the design of each process and to include additional control activities that will ensure all transactions are properly recorded. For example, we will evaluate and reassess the design of our goodwill and intangible asset impairment process, including control activities associated with the review of data provided to third-party valuation specialists and the appropriateness of the assumptions and methodology used to measure the fair value and the reasonableness of the conclusions in the third-party valuation specialists’ reports;
◦Design controls that address the completeness and accuracy of any key reports or underlying data utilized in the execution of internal controls; and

◦Execute upon a monitoring protocol to evaluate the design and operating effectiveness of our controls and the adherence of our personnel to the newly implemented or enhanced goodwill, intangible asset, VAT, sales tax, and ITGC controls, policies, and procedures.
•We hired additional resources to support the Accounting and Financial Reporting function(s) in the United States (US), including an Accounting Manager, Global Controller and Director of SEC Reporting, who each have the requisite background and knowledge in the application of US GAAP and SEC reporting.
•During the last six months of fiscal year 2020, we hired both internal personnel and external consultants dedicated to managing the tax function with experience in both IFRS and US GAAP who will continue to enhance our sales tax and VAT-related policies and procedures in fiscal year 2021.
•In Q1 2021, we began the implementation of a new company-wide Enterprise Resource Planning (ERP) system and have designed and implemented ITGCs over the system. We anticipate that the ERP system will go live across the organization by the end of fiscal year 2022. We engaged an outside firm to assist us in the evaluation of the new ERP system and to assist in the design, implementation, and documentation of internal controls that address the relevant financial reporting risks.
•We will continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.
•We continue to redesign and implement internal control activities. We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses.

We believe the foregoing efforts will effectively remediate the identified material weaknesses in internal controls over financial reporting. Because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weaknesses will require review and evidence of effectiveness prior to management concluding that the Company’s internal controls over financial reporting are effective. As management continues to evaluate and improve the Company’s internal controls over financial reporting, it may take additional measures to address control deficiencies or to modify the remediation plan described above. During fiscal year 2021, we will test and evaluate the implementation of these new or enhanced internal controls to ascertain whether they are designed and operating effectively in order to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s consolidated financial statements.

Remediation of Fiscal Year 2019 Material Weaknesses

As of December 31, 2020, management concluded that the following previously disclosed material weakness in our internal controls over financial reporting was fully remediated:
•The Company did not maintain an effective risk assessment process to appropriately recognize and analyze the risks and complexities associated with the Company’s United States tax restructuring transaction and its United States income tax provision. Specifically, the Company did not have a sufficient number of personnel with adequate training and understanding of the United States Internal Revenue Code ("IRC"). While the Company engaged third party specialists to assess the United States tax restructuring transaction and related accounting impacts, management was unable to provide sufficient oversight and did not retain adequate documentation to support certain income tax positions.
•
The material weakness was remediated based on the following actions taken during the year:

•We engaged an outside firm to assist management with enhancing the execution of our risk assessment activities by evaluating whether the design of our internal controls over the income tax process appropriately addresses the relevant financial reporting risks, and changes in the business (including changes to people, processes and systems) that could impact our system of internal controls.
•We hired internal personnel dedicated to managing the tax function to enhance our expertise in determining the appropriate accounting for material and complex tax transactions.
•We engaged an external expert with over 20 years of US tax experience to complement internal resources and to provide support related to the US tax function.
•We formalized, and trained key internal control stakeholders on, policies and procedures regarding the income tax process.
•We enhanced the design and adherence to controls addressing the accuracy and completeness over the income tax provision and related disclosures, including strengthening the Company’s documentation standards and technical oversight.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations. Except with respect to the changes in connection with such design and implementation of the initiatives to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors and executive officers and their ages, positions and biographies as of December 31, 2020 are set forth below. Our executive officers are appointed by and serve at the discretion of our Board of Directors.

Name	Age	Position
Axel Hefer(1)	43	Director
Bradley J. Goldberg(2)	50	Director
Colleen Birdnow Brown(3)	62	Director
Chelsea Grayson(1)	49	Director
Cheryl Michel Law(4)	49	Director
David Khalil(4)	38	Director, Chairman of the Board
Eric Eichmann	53	Director, Managing Director and Chief Executive Officer
Gitte Bendzulla	44	Managing Director, Chief Operating Officer and Chief Legal Counsel
Bert Althaus	42	Managing Director and Chief Financial Officer

(1) Member of our Audit Committee
(2) Chairperson of our Nominating, Governance and Compensation Committee
(3) Chairperson of our Audit Committee
(4) Member of our Nominating, Governance and Compensation Committee

Axel Hefer serves as CEO of trivago N.V. since 2019, where he has been a managing director and CFO since 2016. Prior to joining trivago, Mr. Hefer was managing director, CFO and COO of Home24 AG, an online home furniture and decor company, from 2014 to 2016, and managing director of One Equity Partners, the Private Equity Division of J.P. Morgan Chase from 2011 to 2014. Mr. Hefer holds a diploma in management from Leipzig Graduate School of Management (HHL) in 2000 and an MBA from INSEAD in 2003. Mr. Hefer was selected to our Board of Directors because he possesses particular knowledge and experience in accounting, finance and capital structure, strategic planning and leadership of complex organizations.

Bradley J. Goldberg is a builder of fintech, consumer, and tech platform businesses. He is a Limited Partner Advisor at NYCA Partners and a Board Member at Cellar Tracker. Mr. Goldberg is an active advisor for CEOs and Founders using technology to disrupt the status quo. Mr. Goldberg served as an executive at PEAK6 Investments L.P. from 2009-2019, first as CEO, Online from 2009-2011, and then as President of PEAK6 from 2011-2019. Prior to PEAK6, Mr. Goldberg served at Microsoft from 1997-2009, first leading product management teams in Visual C++ and SQL Server, and then as an executive leading multi-billion P&Ls in Server Platforms and Search. Before graduate school, Mr. Goldberg was an Associate in strategy consulting at A.T. Kearney. Mr. Goldberg graduated with a Bachelor’s degree in Economics from Amherst College and completed post graduate work in Japan, at the Inter-University Center for Japanese Language Studies. Mr. Goldberg earned an MBA from

Harvard Business School, where he was awarded second year honors. Mr. Goldberg was selected to our Board of Directors because he possesses particular knowledge and experience in consumer and tech platform businesses.

Colleen Birdnow Brown serves as a director of publicly traded True Blue Inc. and Big5 Sporting Goods. She also serves as a director for privately held Port Blakely. Ms. Brown served as President and CEO at Fisher Communications from 2005 to 2013, and in the C-Suite as Senior Vice-President of A.H. Belo from 2000 to 2004. Prior to 2000, she held a number of positions in the media and broadcasting industries, including President of Broadcast at Lee Enterprises from 1998 to 2000, President at 12 News (KPNX-TV, NBC) from 1995 to 1998, President of WFMY News 2 from 1991 to 1995, and station manager and CFO at KUSA-TV from 1980 to 1991. She also served in various corporate positions at TEGNA (formerly Gannett) from 1980 to 1998. Ms. Brown also served as chairman of the board of directors of American Apparel, Career Builder and Classified Ventures. Ms. Brown currently serves as a director of a nonprofit, Delta Dental of Washington and Spring Rock Ventures. Ms. Brown is a member of NACD, WCD, IWF, and C200. She holds an MBA from the University of Colorado Boulder (1981) and a BS in Business Administration from the University of Dubuque (1979). Ms. Brown was selected to our Board of Directors because she brings extensive executive experience in strategic planning, operations, finance and technology.

Chelsea A. Grayson is an Executive-in-Residence at Wunderkind (formerly BounceX), a leading marketing technologies provider, a member of the Board of Directors of Vireo Health (CSE: VREO) (where she Chairs the Nominating & Corporate Governance Committee and sits on the Audit Committee) and a member of the Board of Directors of Loudpack. She is also a member of the UCLA Board of Visitors for the English Department and a Board Leadership Fellow and Corporate Governance Fellow with the National Association of Corporate Directors (NACD). Previously, she was the Chief Executive Officer and a board member of True Religion, Inc. (where she chaired the audit committee) and the Chief Executive Officer and a board member of American Apparel Inc. Before joining American Apparel, Ms. Grayson was a partner in the Mergers & Acquisitions practice group of law firm Jones Day. Ms. Grayson received a J.D. from Loyola Law School and a BA from the University of California, Los Angeles. Ms. Grayson was selected to our Board of Directors because she brings extensive executive experience in marketing technologies and operations.

Cheryl Michel Law has been a member of the Board of Compare.com since December 2013 and Chairman of the Board of Compare.com since 2016. Ms. Law is a member of the Board of Ydesign Group since 2018. Moreover, Ms. Law has been a member of the Marketing Advisory Board of Freenome, Inc. since December 2017 and has been acting as CMO of Little Passports between 2017 and 2019. Before that Ms. Law served as CMO of Prosper Marketplace from 2015 until 2017 and held executive positions of several leading online companies in the past. Ms. Law holds a Bachelor’s degree in Economics from Vanderbilt University, Nashville, Tennessee, USA. Ms. Law was selected to our Board of Directors because she brings extensive executive experience in marketing and operations.

David Khalil is an entrepreneur and business angel. He is the founder and was managing director of Sunshine Smile GmbH which was founded in 2017. He currently serves on the board of Sunshine Smile GmbH. Prior to that, from August 2016 to November 2016, he acted as interim CFO at flaschenpost GmbH. Mr. Khalil served as managing director at Affinitas from 2008 until February 2016. Previous to his time at Affinitas, Mr. Khalil worked as an investment manager at European Founders Fund from 2007 to 2008 and as a business consultant at Boston Consulting Group from 2006 to 2007. He has also made numerous angel investments. In 2006, Mr. Khalil received a Master’s degree in business administration from WHU-Otto Beisheim School of Business, where he focused on corporate finance, controlling and entrepreneurship. Mr. Khalil was selected to our Board of Directors because he possesses particular knowledge and experience in consumer and marketing businesses.

Eric Eichmann joined Spark Networks in November 2019 as Chief Executive Officer. Until 2018 Mr. Eichmann was with Criteo S.A. since April 2013 where he hold the position of CEO since 2015. Prior to joining Criteo, Eric was COO at Living Social and at Rosetta Stone, SVP of Advertising Operations and Technology at AOL, and Eric was also a senior engagement manager at McKinsey&Co. Eric holds a master’s degree in computer engineering from EPFL (École Polytechnique Fédérale de Lausanne), and an MBA from the Kellogg School of Management, Northwestern University. Mr. Eichmann was selected to our Board of Directors because of his particular knowledge and experience in branded consumer goods, accounting, financing and capital finance, and board practices of other organizations.

Gitte Bendzulla joined Spark Networks as General Counsel in 2018. Since then, she has consecutively expanded her responsibilities, as Chief Operating Officer and Chief Legal Counsel, she is responsible for Spark’s People and Customer Care function, Legal, Procurement, Office IT and Cyber Security. Before joining Spark Networks, Gitte held several senior legal positions on a European and global scale with Juniper Networks, APM Terminals, Eaton Industries and the SITA Suez group. Gitte started her career at the German-based law firm Graf von Westphalen in 2004. She is admitted to the German bar and holds a master’s degree from the University of Bayreuth (Germany), as well as a bachelor’s degree obtained in Berlin (Germany).

Bert Althaus joined Spark Networks in September 2019. In his previous position, he served as Senior Vice President Finance for Berlin-based home24 SE, the leading home and living e-commerce platform in continental Europe and Brazil. A data-driven technology company, home24 is listed on the Frankfurt Stock Exchange (H24.DE). Prior to joining home24, he spent over eight years at Ernst & Young. Bert holds a bachelor's and master's degree in business administration from Friedrich Schiller University Jena, Thuringia, Germany, and brings great international experience having also worked and lived in the USA, Argentina and Russia.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines (in addition to other supplemental codes and policies) for our directors, officers (including our principal executive officer and other executive leaders) and employees. We have also adopted Rules of Procedure and issued a Statement of Corporate Governance, which, in conjunction with our Articles of Association and charters of standing committees, form the framework for our corporate governance.

These codes and policies are available on the Investor Relations section of our website at https://www.spark.net/investor-relations/corporate-governance/highlights. We will post amendments or waivers to the aforementioned codes and policies on the same website.

Codes of Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings. The full text of our code of conduct is posted on the investor relations section of our website at https://www.spark.net/investor-relations/corporate-governance/highlights.

Board Composition and Leadership Structure

The positions of Chief Executive Officer and Chairman of the Board of Directors are held by two different individuals (Eric Eichmann and David Khalil, respectively). This structure allows our Chief Executive Officer to focus on our day-to-day business while our Chairman leads our Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors believes such separation is appropriate, as it enhances the accountability of the Chief Executive Officer to the Board of Directors and strengthens the independence of the Board of Directors from management.

Committees of Our Board of Directors

Our Board of Directors has established an Audit Committee and a Nominating, Governance and Compensation Committee, each of which has the composition and responsibilities described below. Our Nominating, Governance and Compensation Committee performs the functions sometimes performed by separate nominating and compensation committees. We have combined these two committees without issue and plan to continue to do so for the foreseeable future. We believe that a single committee is best suited to address our oversight and governance needs and responsibilities. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Each of these committees has a written charter, copies of which are available without charge on the investor relations section of our website at https://www.spark.net/investor-relations/corporate-governance/highlights.

Audit Committee

Our Audit Committee comprises Colleen Birdnow Brown, Chelsea Grayson and Alex Hefer. Ms. Birdnow Brown is the Chair of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current NYSE American LLC and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Ms. Birdnow Brown is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Our Audit Committee is directly responsible for, among other things:

•the conduct and integrity of Spark’s financial reporting to any governmental or regulatory body, the public or other users thereof;

•Spark’s systems of internal accounting and financial and disclosure controls;
•the qualifications, engagement, compensation, independence and performance of Spark’s independent auditors, their conduct of the annual audit, and their engagement for any other services;
•Spark’s legal and regulatory compliance;
•Spark’s codes of ethics as established by management and the Board of Directors; and
•The preparation of any audit committee report required by the SEC.

Nominating, Governance and Compensation Committee

Our Nominating, Governance and Compensation Committee comprises Brad Goldberg, David Khalil and Cheryl Michel Law. Mr. Goldberg is the Chair of our Nominating, Governance and Compensation Committee. Our Nominating, Governance and Compensation Committee is responsible for, among other things:

•identifying, screening and reviewing individuals qualified to serve as managing directors and/or members of the Board of Directors and recommending to the Board of Directors candidates for election as members of the Board of Directors;
•developing and recommending to the Board of Directors and overseeing the implementation of Spark’s corporate governance guidelines and principles;
•reviewing, on a regular basis, the overall corporate governance of Spark and recommending to the Board of Directors improvements when necessary; and
•assisting the Board of Directors in discharging its responsibilities relating to the compensation of the Company's directors and executive officers

Board’s Role in Risk Oversight

Our Board of Directors believes that open communication between management and the Board of Directors is essential for effective risk management and oversight. Our Board of Directors meets with our Chief Executive Officer and other members of the senior management team at Board of Director meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. While our Board of Directors is ultimately responsible for risk oversight, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures. The Nominating, Governance and Compensation Committee assists our Board of Directors in assessing risks created by the incentives inherent in our compensation policies and in its oversight responsibilities with respect to the management of corporate, legal and regulatory risk.

Shareholder Proposals for Nominees

Our Nominating, Governance and Compensation Committee will consider potential nominees properly submitted by shareholders.

Communication with Directors

Shareholders and interested parties who wish to communicate with our Board of Directors, non-management members of our Board of Directors as a group, a committee of the Board of Directors or a specific member of our Board of Directors (including our Chairman) may do so by letters addressed to: Spark Networks SE, Kohlfurter Straße 41/43, Berlin Germany 10999, attn.: Chief Legal Officer.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and any persons who own more than 10% of our shares, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. For fiscal 2020, our directors, executive officers and persons owning more than 10% of our shares were not subject to Section 16(a) of the Exchange Act because we were a “foreign private issuer” under the rules and regulations of the SEC, and securities of foreign private issuers are exempt from Section 16(a). Beginning effective January 1, 2021, we are no longer a foreign private issuer, and therefore transactions in our securities by our directors, executive officers and persons who own more than 10% of our shares are no longer exempt from Section 16(a).

Item 11. Executive Compensation.

Executive Officer Compensation Discussion & Analysis

Introduction

This Compensation Discussion & Analysis (“CD&A”) is designed to provide shareholders with an understanding of our compensation program and to discuss the compensation earned for 2020 by our executive officers. Our Nominating, Governance and Compensation Committee (the “Committee”) oversees our executive compensation program. The Committee reviews and establishes the compensation for our executive officers and is responsible for administering and awarding equity grants under our stock incentive plan.

Named Executive Officers

The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2020 and 2019. These executive officers, who include our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2020, were:

•Eric Eichmann, Managing Director, Chief Executive Officer and Director;
•Gitte Bendzulla, Managing Director, Chief Operating Officer and Chief Legal Officer; and
•Bert Althaus, Managing Director and Chief Financial Officer

We refer to these individuals as our “named executive officers.”

Our Philosophy on Executive Compensation

Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to link annual compensation (cash and stock-based) and long-term stock-based compensation to achievement of measurable corporate goals and individual performance, and to align executives’ incentives with stockholder value creation. Overall, the total compensation opportunity is intended to create a competitive executive compensation program.

Our Process for Executive Compensation

The Committee oversees our executive compensation program. The Committee develops and recommends to the Administrative Board the overall compensation package for our Chief Executive Officer and, with the additional assistance of our Chief Executive Officer, for each of our other executive officers. Our Chief Executive Officer does not participate in determining his compensation. Although objective criteria may be used, the Committee retains final discretion in determining the compensation of our executive officers.

In implementing and administering the Company’s compensation philosophy, the Committee:

•Reviews market data to assess the competitiveness of the Company’s compensation policies;
•Reviews the Company’s performance against the Company’s plans and budgets and considers the degree of attainment of performance goals and objectives;
•Reviews the individual performance of each executive officer.

As a general practice, the Committee makes significant decisions over multiple meetings, discussing conceptual matters, reviewing preliminary recommendations, reviewing final recommendations and reviewing advice of legal advisors before acting. The Committee also holds special meetings as necessary in order to perform its duties.

Elements of Named Executive Officer Compensation

Our named executive officer compensation consists of base salary, annual performance based cash, equity incentives and customary broad-based employee benefits. In addition, on occasion, the Committee may award special bonuses to the named executive officers. Consistent with our pay for performance philosophy, we believe that we can better motivate the named executive officers to enhance stockholder return if a significant portion of their compensation is “at-risk”—that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual bonus opportunity based on achievement of objectives and long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options) varies depending on the officer’s position level.

The following discussion describes the mix of compensation methods that we use.

Base Salary. Base salaries for our named executive officers are established based on the scope of their responsibilities. Base salaries are reviewed on an annual basis and any increases are similar in scope to our overall corporate salary increase, if any.

Annual Performance Based Cash Incentives. Our named executive officers have an opportunity to receive annual cash incentive compensation. Any such annual incentive would be dependent upon attaining specific corporate and/or personal objectives for the prior fiscal year. Our goal with bonuses to our named executive officers is to reward executives in a manner that is commensurate with the level of achievement of certain financial and operational goals that we believe, if attained, result in greater long-term stockholder value. The Administrative Board approves these financial and strategic goals on an annual basis.

Equity Incentives. On January 21, 2020, the Administrative Board adopted the Long Term Incentive Plan (the “LTIP”) for our executives and employees. The LTIP provides for the grant of virtual stock options. Each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant ADS Stock Price (as defined below) of the option minus the strike price of such option; provided, however, that we may elect to settle options in ADSs or ordinary shares of Spark instead of cash at its sole discretion. The LTIP provides that the strike price can be set at any amount determined by the Administrative Board, including zero. Under the LTIP, the “ADS Stock Price” is, as of the grant date, the average closing price of one ADS of Spark trading on the NYSE American for the period of five trading days prior to such date. Options granted under the LTIP vest, subject to the employee’s continued service to Spark, as follows: (i) 25% of the total number of options granted to a participant vest 12 months after the grant date of such option, and (ii) an additional 6.25% of such options shall vest at the end of each additional three-month period thereafter until the end of the 48th month after the relevant grant date. The Administrative Board authorized for 2020 the issuance of virtual options for up to 3 million ADSs, including up to 1 million zero-priced options.

In connection with the adoption of the LTIP, on January 21, 2020, the Administrative Board granted Eric Eichmann, the Company’s Chief Executive Officer, the following options under the LTIP: (i) 833,000 options with a strike price per option equal to $4.88, and (iii) 449,000 options with a zero-priced strike price. (The adoption of the LTIP also satisfied the terms of Mr. Eichmann’s executive director service agreement with the Company, which requires that the Company adopt a virtual stock option plan by January 31, 2020, or the Company would have otherwise been obligated to pay Mr. Eichmann a one-time lump sum cash amount equal to $1.5 million.) The Administrative Board also granted Gitte Bendzulla, the Company’s Chief Operating Officer and Chief Legal Officer, 90,000 options with a strike price per option equal to $4.88 and 29,000 options with a zero-priced strike price, and the Administrative Board granted Bert Althaus, the Company’s Chief Financial Officer, 135,000 options with a strike price per option equal to $4.88 and 43,000 options with a zero-priced strike price. Ms. Bendzulla was also granted in November 2020 42,000 options with a strike price per option equal to $4.33 and 13,000 options with a zero-priced strike price in connection with her appointment by the Administrative Board also serve as the Company’s Chief Operating Officer.

Other Benefits: Named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance.

Report of the Nominating, Governance and Compensation Committee

The Committee has reviewed the Compensation Discussion and Analysis and discussed it with Company management. In reliance on its review and the discussions referred to above, the Committee recommended to the Administrative Board that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement.

Respectfully Submitted,

The Nominating, Governance and Compensation Committee
Brad Goldberg (Chairperson)
David Khalil
Cheryl Michel Law

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2020 and 2019, all amounts are in dollars:

Name	Fiscal Year	Salary	Bonus	Option Awards(1)	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Eric Eichmann	2020	$625,000	$300,000	$5,444,970	$2,950,237	$43,471	$9,363,678
Chief Executive Officer	2019	$75,342	$36,164	$—	$—	$5,553	$117,059
Gitte Bendzulla(2)	2020	$232,247	$68,532	$620,990	$258,179	$17,586	$1,197,534
Chief Operating Officer and Chief Legal Officer	2019	$179,120	$11,195	$—	$—	$7,911	$198,226
Bert Althaus	2020	$256,995	$85,665	$694,310	$375,062	$16,337	$1,428,369
Chief Financial Officer	2019	$73,467	$27,988	$—	$—	$4,556	$106,011

(1)The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the named executive officers during the years ended December 31, 2020 and 2019 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 12. to the audited consolidated financial statements included in our Form 10-K. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.
(2)Appointed to Managing Director in July 2019.

Outstanding Equity Awards at 2020 Fiscal Year-End Table

	Option Awards
			Option Awards			Zero Option Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Expiration Date
Eric Eichmann Chief Executive Officer	1/21/20	1/31/20	—	833,000	4.88	449,000	2/28/27
Gitte Bendzulla Chief Operating Officer	1/21/20	1/31/20	—	90,000	4.88	29,000	2/28/27
and Chief Legal Officer	11/30/20	11/30/20	—	42,000	4.33	13,000	12/31/27
Bert Althaus Chief Financial Officer	1/21/20	1/31/20	—	135,000	4.88	43,000	2/28/27

Employment Agreements

Eric Eichmann. On November 19, 2019, our wholly-owned subsidiary Spark Networks, Inc. entered into an employment agreement with Mr. Eichmann (the “Eichmann Employment Agreement”) with respect to his employment as Chief Executive Officer of Spark Networks, Inc. The Eichmann Employment Agreement provides for an annual base salary of $525,000 and an annual target bonus amount of not less than $300,000. Pursuant to the Eichmann Employment Agreement, if Mr. Eichmann’s employment is terminated by Spark Networks, Inc. without cause or by Mr. Eichmann with good reason, then (i) if such termination occurs within 18 months of his employment agreement, Mr. Eichmann will be eligible to receive severance in an amount equal to 18 months of his annual base salary and his annual bonus amount for such period (plus an amount equal to the then current annual base salary and annual bonus payable to Mr. Eichmann pursuant to the executive director service agreement with Spark Networks SE, as described further below), paid in the form of salary continuation, as well as reimbursement of COBRA continuation coverage premium payments for 18 months; and (ii) if such termination occurs more than 18 months following the date of his employment agreement, Mr. Eichmann will be eligible to receive severance in an amount equal to 12 months of his annual base salary and his annual bonus amount for such period (plus an amount equal to the then current annual base salary and annual bonus payable to Mr. Eichmann pursuant to the executive director service agreement with the Company), as well as reimbursement of COBRA continuation coverage premium payments for 12 months. Mr. Eichmann’s eligibility for the foregoing severance is conditioned on Mr. Eichmann having first signed a release agreement in a form reasonably acceptable to the Administrative Board. Spark Networks, Inc. will reimburse Mr. Eichmann for ordinary course expenses incurred in connection with travel between the Berlin, Germany and New York, New York, and for income tax liabilities to the extent that such liabilities exceed by $25,000 the amount he would have otherwise been obligated to paid had he been subject only to income taxes in the United States.

Also on November 19, 2019, Spark Networks SE entered into an executive director service agreement with Mr. Eichmann (the “Eichmann Executive Director Service Agreement”) pursuant to which Mr. Eichmann has an annual base salary of $100,000 (in addition to his salary under his employment agreement with Spark Networks, Inc.). The term of the Eichmann Executive Director Service Agreement is four years and six months.

Gitte Bendzulla. Ms. Bendzulla has entered into an employment agreement with Spark Networks which provides for an annual fixed compensation (base salary) and an annual performance award (annual bonus). The performance targets of the annual bonus are a mix of certain financial and non-financial targets, such as revenue and profitability goals. In addition to the fixed and variable remuneration components, under the terms of the agreement, Ms. Bendzulla is entitled to additional benefits and reimbursement of necessary and reasonable expenses. Upon termination of employment, the agreement provides that Ms. Bendzulla may not compete with Spark Networks for one year provided that Spark Network pays Ms. Bendzulla during such period an amount equal to 50% of her total remuneration most recently received by her. Ms. Bendzulla is further entitled to receive a severance payment equal to the amount of her remuneration entitlement for three equal installments of her base salary plus the pro rata variable annual bonus assuming a target achievement of 100%. The severance payment shall be due and payable together with the last regular salary payment. Any vesting of VSOP or stock option granted to Ms. Bendzulla due to occur within the next 3 months after the effective date of the termination shall continue to vest. In addition to the fixed and variable remuneration components, under the terms of the agreement, Ms. Bendzulla is entitled to additional benefits and reimbursement of necessary and reasonable expenses. Ms. Bendzulla’s current base salary is €240,000 and her annual bonus target amount is €72,000.

Bert Althaus. As previously reported, on March 3, 2021, the Company and Mr. Althaus entered into a termination agreement pursuant to which Mr. Althaus will resign from his position as a Managing Director, effective as of March 31, 2021, but will remain employed by the Company as Chief Financial Officer until September 30, 2021 in order to facilitate a transition of his duties and job responsibilities. In addition, pursuant to the termination agreement, Mr. Althaus shall receive (i) his contractual gross fixed salary until September 30, 2021, which is €18,750 per month, (ii) a bonus in the amount of €75,000 for the year 2020 and (iii) a severance payment of €156,250. The termination agreement also provides that virtual share options granted to Mr. Althaus under the Company’s 2020 Long Term Incentive Plan shall continue to vest until July 31, 2021, and Mr. Althaus shall be entitled to retain all virtual share options vested but not yet exercised as of July 31, 2021.

Potential Payments Upon Termination or Change in Control

Eric Eichmann. As described above, the Eichmann Employment Agreement provides if Mr. Eichmann’s employment is terminated by Spark Networks, Inc. without cause or by Mr. Eichmann with good reason, then (i) if such termination occurs within 18 months of his employment agreement, Mr. Eichmann will be eligible to receive severance in an amount equal to 18 months of his annual base salary and his annual bonus amount for such period (plus an amount equal to the then current annual base salary and annual bonus payable to Mr. Eichmann pursuant to the executive director service agreement with Spark Networks SE, as described further below), paid in the form of salary continuation, as well as reimbursement of COBRA continuation coverage premium payments for 18 months; and (ii) if such termination occurs more than 18 months following the date of his employment agreement, Mr. Eichmann will be eligible to receive severance in an amount equal to 12 months of his annual base salary and his annual bonus amount for such period (plus an amount equal to the then current annual base salary and annual bonus payable to Mr. Eichmann pursuant to the executive director service agreement with the Company), as well as reimbursement of COBRA continuation coverage premium payments for 12 months. Mr. Eichmann’s eligibility for the foregoing severance is conditioned on Mr. Eichmann having first signed a release agreement in a form reasonably acceptable to the Administrative Board.

Gitte Bendzulla. In case of a termination of her employment by Spark Networks, Ms. Bendzulla is further entitled to receive a severance payment equal to the amount of her remuneration entitlement for three equal installments of her base salary plus the pro rata variable annual bonus assuming a target achievement of 100%. The severance payment shall be due and payable together with the last regular salary payment. Any vesting of VSOP or stock option granted to Ms. Bendzulla due to occur within the next 3 months after the effective date of the termination shall continue to vest. In the event of enforcement of the non-competition clause contained in Ms. Bendzulla employment contract, Ms. Bendzulla will receive compensation amounting to 50% of the basic remuneration received by her for a period of one year.

Non-Executive Director Compensation

Each non-executive director serving in the following capacities received payments as described below:

• Chairperson, $45,688;
• Chairperson of the Audit Committee, $22,844;
• Members of the Audit Committee, $14,278;
• Chairperson of the Nominating, Governance and Compensation Committee, $20,560; and
• Members of the Nominating, Governance and Compensation Committee, $11,422.

Non-executive directors were also reimbursed for reasonable expenses incurred in connection with their service as a director, including travel expenses for attending meetings of our Administrative Board or any committee of the Administrative Board.

The following table sets forth the compensation earned by or paid to our non-employee directors for services provided during the year ended December 31, 2020. Other than as described below, none of our non-employee directors received any fees or reimbursement of any expenses (other than customary expenses in connection with the attendance of meetings of our Board of Directors) or any equity or non-equity awards in the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Axel Hefer	64,468	—	64,468
Bradley J. Goldberg	80,086	—	80,086
Colleen Birdnow Brown	71,874	—	71,874
Chelsea Grayson	44,503	—	44,503
Cheryl Michel Law	61,942	—	61,942
David Khalil	89,219	—	89,219

(1) The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the director during the year ended December 31, 2020 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 12. to the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2020. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.

Compensation Committee Interlocks and Insider Participation

No member of the Nominating, Governance and Compensation Committee has served as one of our officers or been employed as one of our employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Nominating, Governance and Compensation Committee. None of our directors or executive officers are members of the same family.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our ADSs as of March 18, 2021, by:
•each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•each of our directors or director nominees;
•each of our named executive officers; and
•all of our directors, director nominees and executive officers as a group.

Percentage ownership of our ADSs is based on 26,056,890 ADSs outstanding as of March 18, 2021. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed all shares subject to options or other convertible securities held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 18, 2021 to be outstanding and to be beneficially owned by the person or entity holding the option for the purpose of computing the percentage ownership of that person or entity but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Spark Networks SE, Kohlfurter Straße 41/43, Berlin Germany 10999.

Name of beneficial owner	Number of ADSs beneficially owned	Percentage of ADSs beneficially owned
5% stockholders
Osmium Partners, LLC	3,504,961	13.5%
Canaan VIII L.P.	3,281,308	12.6%
Cannell Capital LLC	1,705,350	6.5%
Alex Mehr	1,514,127	5.8%
Affinitas Phantom Share (David Khalil and Lukas Brosseder)(1)	1,283,808	4.9%
Named Executive Officers, Directors and Director Nominees
Axel Hefer	—	—%
Bradley J. Goldberg	40,000	0.2%
Colleen Birdnow Brown	—	—%
Chelsea Grayson	—	—%
Cheryl Michel Law	—	—%
David Khalil	654,842	2.5%
Eric Eichmann	—	—%
Gitte Bendzulla	1,101	—%
Bert Althaus	—	—%
All current executive officers and directors as a group (9 persons)	695,943	2.7%

(1) The ownership positions of Mr. Khalil and Mr. Brosseder include their individual interests in Affinitas Phantom Share GmbH of 641,904 each.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2020, concerning securities authorized for issuance under all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Right	Weighted-Average Exercise Price of Outstanding Options, Warrants and Right	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,224,000	$4.75	776,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,224,000	$—	776,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections entitled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

•we have been or are to be a participant;

•the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of our total assets; and
•any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member of the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under the section entitled “Executive Compensation.”

Jeronimo Folgueria resigned as Chief Executive Officer of the Company effective November 18, 2019. In connection with Mr. Folgueira resignation, he and the Company entered into a termination agreement (the “Termination Agreement”) pursuant to which Mr. Folgueira remained as Managing Director of the Company until December 31, 2019 and continued to serve on the Company’s Board of Directors until the next annual general meeting. In addition, pursuant to the Termination Agreement, Mr. Folgueira agreed to certain non-compete covenants for a 12-month post-termination period. In 2020, the Company paid Mr. Forlgueria approximately $0.3 million related to the Termination Agreement.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written Related-Party Transactions Policy that provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our Audit Committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates in which the amount involved exceeds $120,000 will be presented to our Audit Committee (or the committee composed solely of independent directors, if applicable) for review, consideration and approval. In approving or rejecting any such proposal, we expect that our audit committee (or the committee composed solely of independent directors, if applicable) will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee (or the committee composed solely of independent directors, if applicable), including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

The Board of Directors has determined that each of our directors, other than Eric Eichman, our current Chief Executive Officer, is independent as defined by the NYSE rules. This makes six of our seven directors independent. The Board of Directors arrived at this determination based on a review of the information provide by each director concerning his or her background, employment and other affiliations.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by KPMG AG Wirtschaftsprüfungsgesellschaft for the audit of our annual financial statements for the years ended December 31, 2020 and December 31, 2019(in thousands).

Fee Category	2020	2019
Audit fees(1)	$1,868	$1,920
Tax fees(2)	21	17
All other fees(3)	—	31
Total Fees	$1,889	$1,968

(1) Audit fees for 2020 and 2019 include costs associated with the half year and annual audits, including costs associated with the US GAAP conversion in 2020, and statutory audits required internationally.
(2) Tax fees for 2020 and 2019 represent Israel and United Kingdom tax compliance.
(3) Other fees for 2019 represent financial due diligence services in connection with the Spark Networks / Zoosk Merger.

Principal Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee generally pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees described in the table above were approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.

2.Financial Statement Schedules

Financial statement schedules not listed have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
3.1	Spark Networks SE Amended Articles of Association, dated September 7, 2020					Filed
3.3	Rules of Procedure for the Administrative Board of Spark Networks SE					Filed
4.1	Form of Specimen Certificate representing Ordinary Shares of Spark Networks SE	F-4/A	333-220000	September 29, 2017	4.1
4.2	Deposit Agreement	F-6	333-220610	September 25, 2017	1
4.3	Form of American Depositary Receipt	F-6	333-220610	September 25, 2017	1.A
4.16†	Executive Director Service Agreement between Spark Networks SE and Eric Eichmann, dated November 18, 2019*
4.17†	Employment Agreement between Spark Networks, Inc., and Eric Eichmann, dated November 18, 2019*
4.18†	Managing Director Service Agreement between Spark Networks SE and Gitte Bendzulla, dated June 26, 2019*
4.19†	Managing Director Service Agreement between Spark Networks SE and Bert Althaus, dated September 16, 2019*
4.21	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	20-F	001-38252	June 12, 2020	4.21
4.22	Limited Waiver and First Amendment to Loan Agreement dated May 21, 2020	20-F	001-38252	June 12, 2020	4.22
4.23	Second Amendment to Loan Agreement dated December 2, 2020	6-K	001-38252	December 3, 2020	4.1
10.1	Spark Networks SE Virtual Stock Option Plan, dated November 2017, including forms of agreements*	S-8	333-222277	December 22, 2017	4.1
10.2	Spark Networks, Inc. 2007 Omnibus Incentive Plan, including forms of agreements*	8-K	001-32750	July 9, 2007	10.6

10.3	Spark Networks SE Virtual Stock Option Plan, dated March 2018*	20-F	001-38252	April 25, 2018	4.6
10.9	Agreement and Plan of Merger, dated March 21, 2019 among Spark Networks SE, Chemistry Inc., Zoosk, Inc. and Fortis Advisors LLC as the Holders' Representative	6-K	001-38252	March 22, 2019	2.1
10.10	Loan Agreement, dated July 1, 2019, among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent	6-K	001-38252	July 2, 2019	10.1
10.11	Spark Networks SE 2020 Long Term Incentive Plan (including form of Grant Letter)*	6-K	001-38252	January 30, 2020	10.1
10.14	Form of Indemnification Agreement					Filed
21.1	List of Subsidiaries, dated December 31, 2020					Filed
23.1	Consent of Independent Registered Public Accounting Firm					Filed
31.1
Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed
31.2
Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Registrant has omitted certain portions of the exhibit pursuant to Item 601(b)(10) of Regulation S-K.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

Date: March 31, 2021	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Eichmann	Chief Executive Officer and Director	March 31, 2021
Eric Eichmann	(Principal Executive Officer)

/s/ Bert Althaus	Chief Financial Officer	March 31, 2021
Bert Althaus	(Principal Financial and Accounting Officer)

/s/ Gitte Bendzulla	Director, Chief Operating Officer and Chief Legal Counsel	March 31, 2021
Gitte Bendzulla

/s/ David Khalil	Director, Chairman of the Board	March 31, 2021
David Khalil

/s/ Bradley J. Goldberg	Director	March 31, 2021
Bradley J. Goldberg

/s/ Colleen Birdnow Brown	Director	March 31, 2021
Colleen Birdnow Brown

/s/ Axel Hafer	Director	March 31, 2021
Axel Hafer

/s/ Chelsea Grayson	Director	March 31, 2021
Chelsea Grayson

/s/ Cheryl Michel Law	Director	March 31, 2021
Cheryl Michel Law