Form 10-Q
period 2021-03-31
Spark Networks SE
filed 2021-05-17
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 001-38252

Spark Networks SE
(Exact name of Registrant as specified in its Charter)

Germany	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Kohlfurter Straße 41/43 Berlin Germany	10999
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (+49) 30 868000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares each representing one-tenth of an ordinary share	LOV	New York Stock Exchange
Ordinary shares, €1.00 nominal value per share*	LOV	New York Stock Exchange

* Not for trading purposes, but only in connection with the registration of American Depository Shares pursuant to the requirements of the Securities and Exchange Commission.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares outstanding as of May 7, 2021 was 2,605,689.

PART I
Financial Information

Item 1. Financial Statements

Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,258	$19,267
Accounts receivable, net of allowance of $441 and $93, respectively	8,613	5,507
Prepaid expenses	5,129	4,366
Other current assets	505	2,140
Total current assets	31,505	31,280
Property and equipment, net of accumulated depreciation of $6,241 and $6,252, respectively	10,802	11,418
Goodwill	156,552	156,582
Intangible assets, net of accumulated amortization of $21,043 and $21,768, respectively	57,295	58,999
Deferred tax assets	20,754	23,522
Other assets	8,164	8,642
Total assets	$285,072	$290,443
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$19,373	$19,037
Accounts payable	12,241	11,127
Deferred revenue	40,017	38,304
Accrued expenses and other current liabilities	26,742	28,429
Total current liabilities	98,373	96,897
Long-term debt, net of current portion	76,701	80,109
Deferred tax liabilities	950	993
Other liabilities	17,259	17,541
Total liabilities	193,283	195,540
Contingencies (Note 6)
Shareholders' Equity:
Common stock, €1.00 nominal value; 2,661,386 shares issued as of March 31, 2021 and December 31, 2020; 2,605,689 shares outstanding as of March 31, 2021 and December 31, 2020	3,064	3,064
Treasury stock, at nominal value; 55,697 shares as of March 31, 2021 and December 31, 2020	(61)	(61)
Additional paid-in capital	221,888	220,852
Accumulated deficit	(138,752)	(132,248)
Accumulated other comprehensive income	5,650	3,296
Total shareholders' equity	91,789	94,903
Total liabilities and shareholders' equity	$285,072	$290,443

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$56,379	$57,657
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	36,918	36,541
Sales and marketing expenses	833	879
Customer service expenses	1,770	2,040
Technical operations and development expenses	4,455	5,380
General and administrative expenses	9,093	7,184
Depreciation and amortization	2,290	2,321
Total operating costs and expenses	55,359	54,345
Operating income	1,020	3,312
Other income (expense):
Interest income	—	31
Interest expense	(3,440)	(3,376)
Loss on foreign currency transactions	(1,728)	(952)
Other income (expense)	(16)	—
Total other expense	(5,184)	(4,297)
Loss before income taxes	(4,164)	(985)
Income tax expense	(2,340)	(2,844)
Net loss	(6,504)	(3,829)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,354	1,218
Comprehensive loss	$(4,150)	$(2,611)

Loss per share:
Basic earnings (loss) per share	$(2.50)	$(1.47)
Diluted earnings (loss) per share	$(2.50)	$(1.47)

Weighted average shares outstanding:
Basic	2,605,689	2,605,689
Diluted	2,605,689	2,605,689

Spark Networks SE
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903
Stock-based compensation	—	—	—	—	1,036	—	—	1,036
Net loss	—	—	—	—	—	(6,504)	—	(6,504)
Foreign currency translation adjustments	—	—	—	—	—	—	2,354	2,354
Balance at March 31, 2021	2,661,386	$3,064	(55,697)	$(61)	$221,888	$(138,752)	$5,650	$91,789

Balance at January 1, 2020	2,661,386	$3,064	(55,697)	$(61)	$216,072	$(85,640)	$7,751	$141,186
Stock-based compensation	—	—	—	—	910	—	—	910
Net loss	—	—	—	—	—	(3,829)	—	(3,829)
Foreign currency translation adjustments	—	—	—	—	—	—	1,218	1,218
Balance at March 31, 2020	2,661,386	$3,064	(55,697)	$(61)	$216,982	$(89,469)	$8,969	$139,485

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

			Three Months Ended March 31,
			2021	2020
Net loss			$(6,504)	$(3,829)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization			2,290	2,321
Unrealized loss on foreign currency transactions			340	13
Stock-based compensation expense			1,036	910
Amortization of debt issuance costs and accretion of debt discounts			916	795
Deferred tax expense			2,340	2,844
Provision for credit losses			95	31
Non-cash lease expense			470	475
Change in operating assets and liabilities:
Accounts receivable			(3,328)	(3,589)
Prepaid expenses and other current assets			(2,095)	(737)
Other assets			(33)	35
Accounts payable, accrued expenses, and other current liabilities			1,533	(3,300)
Other liabilities			(93)	(472)
Deferred revenue			2,646	191
Net cash used in operating activities			(387)	(4,312)
Capital expenditures			(423)	(197)
Acquisitions of businesses, net of cash acquired			—	(513)
Net cash used in investing activities			(423)	(710)
Repayment of bank loans			(3,163)	(2,984)
Payments directly related to loan facility			(523)	—
Net cash used in financing activities			(3,686)	(2,984)

Net change in cash and cash equivalents and restricted cash			(4,496)	(8,006)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash			781	354
Net decrease in cash and cash equivalents and restricted cash			(3,715)	(7,652)
Cash and cash equivalents and restricted cash at beginning of period			21,117	17,457
Cash and cash equivalents and restricted cash at end of period			$17,402	$9,805

Supplemental disclosure of cash flow information:
Cash paid for interest			$2,497	$2,892

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Mar-21	Dec-20	Mar-20	Dec-19
Cash and cash equivalents	$17,258	$19,267	$9,659	$17,207
Restricted cash included in other current assets	144	1,850	146	250
Total cash and cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$17,402	$21,117	$9,805	$17,457

Spark Networks SE
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (“Spark Networks” or the "Company”) is domiciled in Germany and is a leading global operator of premium online dating sites and mobile applications. The Company targets the 40+ age demographic and religious minded singles looking for serious relationships in North America and other international markets. The Company operates a portfolio of premium and freemium brands including Zoosk, EliteSingles, SilverSingles, Christian Mingle, Jdate, and JSwipe, among others. The Company’s brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment.

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. The condensed consolidated financial statements include the accounts of the parent company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's balance sheets, statement of operations and comprehensive loss, statement of shareholders' equity and statement of cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates and assumptions are required in the determination of: revenue reserves, deferred tax asset valuation allowances, unrecognized tax benefits, accounting for business combinations, classification and measurement of virtual stock option plans, and annual impairment testing of goodwill and indefinite-lived intangible assets. The Company evaluates its estimates and judgements on an ongoing basis based on historical experience, expectations of future events and various other factors that we believe to be reasonable under the circumstances and revises them when necessary. Actual results may differ from the original or revised estimates.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improved consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the standard in the first quarter of 2021 and it did not have a material impact to the financial statements.

Note 2. Revenue

For the three months ended March 31, 2021 and 2020, revenue was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Subscription revenue	$54,546	$55,717
Virtual currency revenue	1,096	1,224
Advertising revenue	737	716
Total Revenue	$56,379	$57,657

Revenue disaggregated by geography, based on the billing address of our customers, consists of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
United States	$36,550	$38,174
Germany	333	456
Rest of world	19,496	19,027
Total Revenue	$56,379	$57,657

The Company's deferred revenue balances as of March 31, 2021 and December 31, 2020 are $40.0 million and $38.3 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized $28.8 million and $28.1 million of revenue that was included in the deferred revenue balances as of December 31, 2020 and December 31, 2019, respectively.

Note 3. Income Taxes

For the quarter ended March 31, 2021 and 2020, the Company recorded income tax expense of $2.3 million and $2.8 million, respectively, which reflects an effective tax rate of 112.5% and 104.9%, respectively. The increase in the quarter ended March 31, 2021 was primarily driven by change in valuation allowance related to California net operating losses.

During the first quarter 2021, the Company assessed whether any change in valuation allowances was required based on the continued change in the economic environment and the expected changes in the Company's financial projections for 2021. For the three months ended March 31, 2021, the Company, on its U.S. state deferred tax asset, recorded a discrete income tax expense of $1.6 million related to application of a valuation allowance on the California net operating losses, which are estimated to expire based on updated forecasts. For both Germany and Israel, no changes were noted as of March 31, 2021 to any valuation allowance assessments.

The Company had a valuation allowance against certain U.S, Israel and German deferred tax assets as of both March 31, 2021 and December 31, 2020. The Company evaluates on a quarterly basis whether the deferred tax assets are realizable which requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. We intend to continue maintaining a valuation allowance on certain U.S. Federal and state, Israel and German deferred tax assets until there is sufficient evidence to support reversal of all or some portion of these allowances. Additionally, based on our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, as changes in forecasts occur, additional valuation allowance on deferred tax assets may be needed. The exact timing and amount of the valuation allowance are subject to change on the basis of the level of profitability that we are able to actually achieve. The Company will continue to monitor expected 2021 projections and their potential impact on the Company’s assessment regarding the recoverability of their deferred tax asset balances.

As of March 31, 2021 and December 31, 2020, the Company has $4.7 million and $4.6 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized. As of March 31, 2021 and December 31, 2020, the Company has recognized $0.4 million of interest and penalties for both periods related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company’s policy is to classify interest and penalties on underpayment of income taxes as a component of income tax expense.

As a matter of course, the Company may be audited by Germany, U.S. Federal and State, Israel, France, the U.K. and other foreign tax authorities within which it operates. From time to time, these audits may result in proposed assessments. The

Company was notified during 2020 that the Israeli tax authorities were auditing Spark Networks Ltd. for the tax years 2015-2019. There is minimal activity in the entity and while we do not expect adverse findings, any adverse finding could result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. Recently the Company was notified that German tax authorities are auditing Spark SE for the tax years 2017-2018, as well as Spark GmbH for the tax years 2016-2018. At this point, there is no indication of any uncertainty with respect to German tax returns.

Based on the current status of Germany, U.S. federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Accrued advertising	8,762	8,691
Accrued employee compensation and benefits	2,624	2,085
Accrued professional fees	1,285	1,819
Accrued service providers	2,004	2,433
Accrued value-added, sales, and other non-income-based taxes	7,667	8,897
Current portion of income tax payable	1,472	1,536
Current portion of lease liabilities	1,849	1,932
Other	1,079	1,036
Accrued expenses and other current liabilities	$26,742	$28,429

Other liabilities consist of the following as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Deferred payment to Zoosk's shareholders	$10,662	$10,373
Lease liabilities, less current portion	4,091	4,650
Sublease security deposit	1,038	1,038
Other	1,468	1,480
Other liabilities	$17,259	$17,541

Note 5. Long-term Debt

On July 1, 2019, in connection with the acquisition of Zoosk, Spark Networks entered into a Loan Agreement with Zoosk, Spark Networks, Inc., the subsidiary guarantors, the lenders party thereto, and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent (the "Senior Secured Facilities Agreement") that provides for a four-year $125.0 million Senior Secured Facility. The Senior Secured Facilities Agreement provides for a term loan facility in an aggregate amount equal to $120.0 million (the “Term Loan Facility”) and a revolving credit facility in an aggregate amount equal to $5.0 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”). Borrowings under the Facilities bear interest at a rate equal to either LIBOR plus an applicable margin of 8.0% per annum or the Base Rate with an applicable margin of 7.0% per annum.

Term Loan Facility

On December 2, 2020, the Company entered into the Second Amendment to Loan Agreement (the "Second Amendment"), which established an additional $6.0 million of term loan commitment to its existing Term Loan Facility. The additional borrowing was applied to pay the quarterly Term Loan Facility principal and interest payments on December 31, 2020 and March 31, 2021. The Second Amendment was accounted for as a modification of debt, and as such, the third-party costs incurred in connection with the Second Amendment of approximately $1.3 million were expensed as incurred. The debt issuance costs of $1.3 million that were paid directly to the lender at the closing date were capitalized and will be amortized using the effective interest method over the term of the loan. The effective interest rate on the modified loan is 11.3%. The Second Amendment requires repayment of the principal amount of $150 thousand quarterly, beginning on March 31, 2021, in addition to the $3.0 million quarterly principal repayment of the original Term Loan Facility and the interest.

On March 5, 2021, the Company entered into a Limited Waiver under Loan Agreement with the Administrative Agent and the lenders pursuant to which certain defaults under the Loan Agreement were waived. In consideration of the waiver, the Company agreed to pay the Administrative Agent, for the ratable benefit of the lenders, a fee of $0.5 million upon the execution of the Limited Waiver under Loan Agreement, plus $0.3 million paid in kind by capitalizing such amount into the principal balance under the Loan Agreement. The aggregated fees were capitalized and will be amortized using the effective interest rate of 11.8%. As of March 31, 2021, the aggregated outstanding principal balance of the existing Term Loan Facility and the Second Amendment is $101.8 million, and the amortized cost basis of the Term Loan Facility is $96.1 million.

Revolving Credit Facility

The $5.0 million Revolving Credit Facility has a commitment fee of 0.75% per annum on the unutilized commitments thereunder payable on the Maturity Date. As the Revolving Credit Facility is not expected to be drawn down, transaction costs and upfront fees totaling $0.3 million related to the Revolving Credit Facility were deferred and are being amortized over the term of the agreement. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2021.

Covenants

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

In addition, the Facilities, as revised by the Second Amendment, require the following financial covenants to be maintained: (i) a fixed charge coverage ratio of no less than 1.10 for the first four quarters of the loan, 1.25 for the second two quarters of the loan, and between 1.20 and 0.80 for the remaining life of the loan, (ii) a net leverage ratio of no greater than 3.00 for the first quarter of the loan, declining steadily from 2.60 to 1.75 for the quarters ended December 31, 2020 through the maturity date of the loan, and (iii) a minimum liquidity threshold of $10.0 million at the end of each month following the closing date of the loan, consisting of available cash funds and availability under the Revolving Credit Facility. The Facilities also contain certain customary affirmative covenants and events of default, including a change of control. The Company is in compliance with all of its financial covenants as of March 31, 2021 and December 31, 2020.

Note 6. Contingencies

The Company is involved in lawsuits, claims and proceedings incident to the ordinary course of business and establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Any claims against the Company, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, we believe that the ultimate resolution of these current matters will not have a material adverse effect on our liquidity, results of operations or the financial condition of the Company.

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against Spark Networks SE and Zoosk in the U.S. District Court for the Northern District of California by individuals claiming to be Zoosk users whose information was affected by the 2020 security incident disclosed by Zoosk. The complaint, as subsequently amended, asserts that by reason of the Zoosk security incident Spark and Zoosk violated the California Consumer Privacy Act (CCPA) and other statutory and common-law obligations. Based on these assertions, the complaint seeks statutory damages, compensatory damages, punitive damages, attorneys’ fees, and injunctive relief. On December 14, 2020, plaintiffs voluntarily withdrew their statutory damage claims under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk’s motion to dismiss the remainder of the complaint for failure to state a claim and held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company and has allowed a common-law claim to go forward as to Zoosk. Zoosk has answered the portion of the complaint that asserts the one remaining common-law claim by denying its material allegations and asserting a number of affirmative defenses. The case is currently stayed at least through June 12, 2021 pending resolution of pandemic-related challenges in completing the jurisdictional discovery. Assuming the stay is lifted on June 12, the case is scheduled for trial commencing September 12, 2022.

Separately, a group of lawyers that is different from those who filed the putative class action filed 77 separate arbitration demands against Zoosk in the Judicial Arbitration and Mediation Services, Inc. ("JAMS") arbitration forum. Zoosk has objected that neither JAMS nor any arbitrator appointed by JAMS has authority to arbitrate any of these claims. JAMS has nonetheless determined to commence arbitration proceedings in regard to one of the 77 arbitration claims filed to date and has initiated the process of appointing an arbitrator for that one claim.

Elite Connexion v. Spark Networks Services GmbH

On September 20, 2018, Elite Connexion filed a cease and desist order and damage claim in France against Spark Networks Services GmbH ("Spark GmbH"), alleging that Spark GmbH bid on search engine terms which violated an agreement between the parties. In Elite Connexion's claim, which was amended in September 2019, Elite Connection claimed damages for loss of profit, legal fees, and court fees. The parties agreed in principle to a settlement in September 2020 subject to negotiation of the settlement agreement. The parties continue to negotiate the terms of the settlement agreement as of March 31, 2021, and the Company recorded an accrual for the loss contingency in relation to a potential settlement of these matters.

Trademarks

Trademarks are an important element in running online dating websites and mobile applications. Given the large number of markets and brands, the Company deals with claims against its trademarks from time to time. As of March 31, 2021, there are several ongoing national cases which affect trademarks within Germany, Finland, Ireland, France, Sweden, the United Kingdom, Poland and Benelux. The Company vigorously defends against each of the above legal proceedings. Following a favorable 2020 decision of the Court of Justice of the European Union, the Company is exploring options to settle certain national trademark disputes in Europe.

In the United States, the Company's use of certain intellectual property is challenged from time to time by third parties.

The Company has additional legal claims and may encounter future legal claims in the normal course of business.

The Company intends to defend vigorously against each of the above legal proceedings. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal provisions as of March 31, 2021 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in our favor.

Note 7. Financial Instruments and Fair Value Measurements

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

The following table presents the carrying values and the estimated fair values of long-term debt as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion(1)	$96,074	$104,431	$99,146	$107,504

(1) At March 31, 2021 and December 31, 2020, the carrying value of long-term debt is net of unamortized original issue discount and debt issuance costs of $5.7 million and $5.5 million, respectively.

The Company’s financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

Note 8. Subsequent Events

Appointment of principal financial officer and principal accounting officer

On May 10, 2021, the Administrative Board of Directors of the Company appointed Yoon Um, the Company’s Global Controller, as the Company’s principal financial officer and principal accounting officer. There is no arrangement or understanding between Ms. Um and any other person pursuant to which she was selected as an officer of the Company, and there is no family relationship between Ms. Um and any of the Company’s other directors or executive officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading global operator of premium online dating sites and mobile applications. Our focus is on catering to the 40+ age demographic and religious minded singles looking for serious relationships in North America and other international markets. Since our inception, we have had 90 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

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

In addition to operating in the United States ("U.S."), we also operate in various markets outside the U.S., primarily in various jurisdictions within the European Union (“EU”), and as a result, are exposed to foreign exchange risk for the euro, U.S. dollar, British pound, Australian dollar, Canadian dollar, and Israeli New shekel (“ILS”). Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. The revenue generated outside the U.S. is translated into U.S. dollar at the date of transactions and subject to unpredictable fluctuations if the value of other currencies change relative to the U.S. dollar. Fluctuating foreign exchange rates result in foreign currency exchange gains and losses. We have not and do not intend to hedge any foreign currency exposures.

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

Monthly Average Revenue Per User ("ARPU")

Monthly ARPU represents the total net subscriber revenue for the period divided by the number of average paying subscribers for the period, divided by the number of months in the period.

Contribution

Contribution is defined as revenue, net of refunds and credit card chargebacks, less direct marketing.

Direct Marketing

Direct Marketing is defined as online and offline advertising spend and is included within Cost of revenue, exclusive of depreciation and amortization within our Consolidated Statement of Comprehensive Loss.

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended March 31,
	2021	2020
Registrations	3,607,702	3,908,906
Average Paying Subscribers	896,344	924,181
Total Monthly ARPU	$20.97	$20.80

Net Revenue	$56,379	$57,657
Direct Marketing	30,403	29,832
Contribution	$25,976	$27,825

During the three months ended March 31, 2021, 3.6 million new members registered to our platforms, a decrease of 0.3 million, or 7.7%, compared to 3.9 million new members during the three months ended March 31, 2020. Average paying subscribers decreased by 3.0% to 896,344 during the three months ended March 31, 2021, compared to 924,181 during the three months ended March 31, 2020. The decreases were primarily driven by declines in registration of the Zoosk brand.

Monthly ARPU remained relatively flat at $20.97 during the three months ended March 31, 2021, compared to $20.80 during the three months ended March 31, 2020.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(6,504)	$(3,829)
Net interest expense	3,440	3,345
Loss on foreign currency transactions	1,728	952
Income tax expense	2,340	2,844
Depreciation and amortization	2,290	2,321
Stock-based compensation expense	1,036	910
Acquisition related costs(1)	—	791
Other costs(2)	472	128
Adjusted EBITDA	$4,802	$7,462

(1) Acquisition related costs primarily consist of transaction costs, including legal, consulting, advisory fees, and severance and retention costs.
(2) Includes primarily consulting and advisory fees related to special projects, as well as post-merger integration activities and long-term debt transaction and advisory fees.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$56,379	$57,657	$(1,278)	(2.2)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	36,918	36,541	377	1.0%
Sales and marketing expenses	833	879	(46)	(5.2)%
Customer service expenses	1,770	2,040	(270)	(13.2)%
Technical operations and development expenses	4,455	5,380	(925)	(17.2)%
General and administrative expenses	9,093	7,184	1,909	26.6%
Depreciation and amortization	2,290	2,321	(31)	(1.3)%
Total operating costs and expenses	55,359	54,345	1,014	1.9%
Operating income	1,020	3,312	(2,292)	(69.2)%
Other income (expense):
Interest income	—	31	(31)	(100.0)%
Interest expense	(3,440)	(3,376)	(64)	1.9%
Loss on foreign currency transactions	(1,728)	(952)	(776)	81.5%
Other income (expense)	(16)	—	(16)	NM
Total other expense	(5,184)	(4,297)	(887)	20.6%
Loss before income taxes	(4,164)	(985)	(3,179)	322.7%
Income tax expense	(2,340)	(2,844)	504	(17.7)%
Net loss	(6,504)	(3,829)	(2,675)	69.9%

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Revenue

Revenue during the three months ended March 31, 2021 decreased by $1.3 million to $56.4 million from $57.7 million during the three months ended March 31, 2020. The decrease was attributable to the 3.0% decrease in the number of average paying subscribers related to Zoosk brand, partially offset by the increase in our legacy brands.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue increased by 1.0% to $36.9 million during the three months ended March 31, 2021, compared to $36.5 million during the three months ended March 31, 2020. The increase in cost of revenue was primarily attributable to increases in direct marketing expenses.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries for Spark Networks’ sales and marketing personnel and expenses for market research. Sales and marketing expenses remained relatively flat at $0.8 million during the three months ended March 31, 2021, as compared to $0.9 million during the three months ended March 31, 2020.

Customer service expenses

Customer service expenses consist primarily of third-party service fees and personnel costs associated with Spark Networks’ customer service centers. The members of Spark Networks’ customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and address site usage and dating questions from Spark Networks’ members.

Customer service expenses decreased by 13.2% to $1.8 million during the three months ended March 31, 2021, as compared to $2.0 million during the three months ended March 31, 2020. The decrease was mainly attributable to a reduction in personnel costs due to consolidation of customer service employee headcount.

Technical operations and development expenses

Technical operations and development expenses consist primarily of the personnel and systems necessary to support Spark Networks’ corporate technology requirements as well as costs incurred in the development, enhancement and maintenance of Spark Networks’ new and existing technology platforms. Technical operations and development expenses decreased by $0.9 million to $4.5 million during the three months ended March 31, 2021, as compared to $5.4 million during the three months ended March 31, 2020. The decrease was driven by a reduction in personnel expenses due to lower engineer headcount and a decrease in consulting costs in relation to the integration of Zoosk, partially offset by an increase in software license expense due to new software vendors.

General and administrative expenses

General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses increased by 26.6% to $9.1 million for the three months ended March 31, 2021, compared to $7.2 million for the three months ended March 31, 2020. The increase was primarily driven by an increase in personnel costs due to an increase in employee headcount.

Other income (expense)

Other expense, net, consist primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expenses, net, increased to $5.2 million for the three months ended March 31, 2021, compared to $4.3 million for the three months ended March 31, 2020. The increase was primarily related to net foreign exchange losses of $1.7 million during the three months ended March 31, 2021 compared to $1.0 million during the three months ended March 31, 2020. Interest expense on borrowings under the Senior Secured Facilities Agreement remained relatively flat.

Income tax expense

Income tax expense was $2.3 million for the three months ended March 31, 2021 compared to $2.8 million for the three months ended March 31, 2020, which reflects an effective tax rate of 112.5% and 104.9%, respectively. The increase in effective tax rate was primarily driven by change in valuation allowance related to California net operating losses.

See Note 3. Income Taxes in the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of income taxes.

Liquidity and Capital Resources

Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. Sources of liquidity are cash balances and cash flows from operations and borrowings. From time to time, we may obtain additional liquidity through the issuance of equity or debt. As of March 31, 2021, we had cash and cash equivalents of $17.3 million.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors and those set forth in Part II, Item 1A "Risk Factors" of our Form 10-K for the year ended December 31, 2020, We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our Revolving Credit Facility or issue additional equity in the private or public markets. Under the Senior Secured Facilities Agreement, we are subject to various financial covenants including a monthly liquidity requirement and quarterly tests including guarantor coverage test, maximum leverage ratio and minimum asset coverage ratio. Additionally, it includes covenants that, among other things, restricts our ability and the ability of its subsidiaries to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions and make share repurchases, make certain acquisitions, engage in certain transactions with affiliates, and change lines of business.

See Note 5. Long-term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of our debt.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in:
Operating activities	$(387)	$(4,312)
Investing activities	(423)	(710)
Financing activities	(3,686)	(2,984)
Net change in cash and cash equivalents	$(4,496)	$(8,006)

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as depreciation and amortization, impairment of goodwill and intangible assets, stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash used in operating activities was $0.4 million for the three months ended March 31, 2021, a decrease of $3.9 million compared to $4.3 million during the three months ended March 31, 2020. The decrease was primarily driven by the increase in accounts payable due to timing of payments and increase in deferred revenue, partially offset by the increase in net loss from $3.8 million to $6.5 million.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, purchase of property and equipment and business acquisition.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2021, a decrease of $0.3 million compared to $0.7 million during the three months ended March 31, 2020. The decrease was primarily due to the cash paid for the Zoosk acquisition final adjustment surplus of $0.5 million during the three months ended March 31, 2020, partially offset by an increase in capital expenditures of $0.2 million.

Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt.

Net cash used in financing activities was $3.7 million for the three months ended March 31, 2021, an increase of $0.7 million compared to $3.0 million during the three months ended March 31, 2020. The increase was primarily attributable to the fee paid in connection with the execution of the Limited Waiver under Loan Agreement in March 2021 of $0.5 million

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2021.

Recent Accounting Pronouncements

See Note 1 Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part I. Item 1. of this quarterly report for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Please refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the “Critical Accounting Policies and Estimates” section of our 2020 Form 10-K for a full description of all of our critical accounting estimates. We believe there have been no new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (our principal accounting officer) and Chief Executive Officer (our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of March 31, 2021, due to the material weakness in our internal control over financial reporting previously identified in our 2020 Annual Report on Form 10-K ("2020 Form 10-K") which continues to exist, our disclosure controls and procedures were not effective.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Please refer to Part II. Item 9A. Controls and Procedures of our 2020 Form 10-K for a full description.

Our remediation of the identified material weaknesses and strengthening our internal control environment is ongoing. We continue to focus on the design and implementation of processes and procedures to improve our new and existing controls and remediate our material weaknesses. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvements in our control environment. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine it is necessary to take additional action to address control deficiencies or modify certain of the remediation measures. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these enhanced internal controls are operating effectively. We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

Item 1. Legal Proceedings

For information that updates the disclosure set forth under Part I. Item 3. Legal Proceedings in our 2020 Form 10-K, refer to Note 9 to the Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Please refer to Part I. Item 1A. Risk Factors of our 2020 Form 10-K for a discussion of our risk factors. The risks and uncertainties are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We believe there have been no new risk factors, or material changes to our existing risk factors, during the three months ended March 31, 2021.

Item 2. Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.
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
Filed
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Networks SE

Date: May 17, 2021	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer

Date: May 17, 2021	By:	/s/ Yoon Um
Yoon Um
Global Controller
(Principal Financial Officer and Principal Accounting Officer)