Form 10-Q
period 2021-06-30
Spark Networks SE
filed 2021-08-23
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares outstanding as of August 6, 2021 was 2,613,258.

PART I
Financial Information

Item 1. Financial Statements

Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,054	$19,267
Accounts receivable, net of allowance of $447 and $93, respectively	9,340	5,507
Prepaid expenses	4,757	4,366
Other current assets	973	2,140
Total current assets	26,124	31,280
Property and equipment, net of accumulated depreciation of $5,751 and $6,252, respectively	10,576	11,418
Goodwill	134,775	156,582
Intangible assets, net of accumulated amortization of $18,563 and $18,631, respectively	45,296	58,999
Deferred tax assets	7,326	23,522
Other assets	7,486	8,642
Total assets	$231,583	$290,443
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$12,600	$19,037
Accounts payable	12,450	11,127
Deferred revenue	39,597	38,304
Accrued expenses and other current liabilities	26,600	28,429
Total current liabilities	91,247	96,897
Long-term debt, net of current portion	74,600	80,109
Deferred tax liabilities	6,263	993
Other liabilities	17,309	17,541
Total liabilities	189,419	195,540
Contingencies (Note 7)
Shareholders' Equity:
Common stock, €1.00 nominal value; 2,661,386 shares issued as of June 30, 2021 and December 31, 2020; 2,613,258 and 2,605,689 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	3,064	3,064
Treasury stock, at nominal value; 48,128 and 55,697 shares as of June 30, 2021 and December 31, 2020, respectively	(53)	(61)
Additional paid-in capital	222,082	220,852
Accumulated deficit	(187,779)	(132,248)
Accumulated other comprehensive income	4,850	3,296
Total shareholders' equity	42,164	94,903
Total liabilities and shareholders' equity	$231,583	$290,443

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$55,253	$56,527	$111,632	$114,184
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	32,881	33,223	69,799	69,764
Sales and marketing expenses	1,152	1,185	2,203	2,240
Customer service expenses	1,902	1,938	3,763	4,013
Technical operations and development expenses	4,774	4,189	9,694	9,659
General and administrative expenses	7,096	8,340	15,415	15,223
Depreciation and amortization	2,298	2,332	4,588	4,653
Impairment of intangible assets and goodwill	32,086	—	32,086	—
Total operating costs and expenses	82,189	51,207	137,548	105,552
Operating (loss) income	(26,936)	5,320	(25,916)	8,632
Other income (expense):
Interest income	—	9	—	40
Interest expense	(3,802)	(3,395)	(7,242)	(6,852)
Gain (loss) on foreign currency transactions	584	746	(1,144)	(207)
Other income (expense)	(2)	200	(18)	200
Total other expense, net	(3,220)	(2,440)	(8,404)	(6,819)
(Loss) income before income taxes	(30,156)	2,880	(34,320)	1,813
Income tax expense(1)	(18,871)	(2,046)	(21,211)	(3,141)
Net (loss) income	(49,027)	834	(55,531)	(1,328)
Other comprehensive income (loss):
Foreign currency translation adjustment	(800)	(1,104)	1,554	115
Comprehensive loss	$(49,827)	$(270)	$(53,977)	$(1,213)

(Loss) earnings per share:
Basic (loss) earnings per share	$(18.80)	$0.32	$(21.30)	$(0.51)
Diluted (loss) earnings per share	$(18.80)	$0.32	$(21.30)	$(0.51)

Weighted average shares outstanding:
Basic	2,608,370	2,605,689	2,607,038	2,605,689
Diluted	2,608,370	2,607,442	2,607,038	2,605,689

(1) The Company identified an error related to the calculation of tax provision that impacted the comparative consolidated financial statements for the quarter ended March 31, 2020. Management evaluated these adjustments and concluded they were not material to any previously issued financial statements. For comparability, the prior period comparative figures that are presented herein have been revised to present the correct figures. Refer to Note 1 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at April 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$221,888	$(138,752)	$5,650	$91,789
Stock-based compensation	—	—	—	—	580	—	—	580
Treasury stock issued pursuant to equity-based plans	—	—	7,569	8	(386)	—	—	(378)
Net loss	—	—	—	—	—	(49,027)	—	(49,027)
Foreign currency translation adjustments	—	—	—	—	—	—	(800)	(800)
Balance at June 30, 2021	2,661,386	$3,064	(48,128)	$(53)	$222,082	$(187,779)	$4,850	$42,164

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at April 1, 2020	2,661,386	$3,064	(55,697)	$(61)	$216,982	$(87,802)	$8,970	$141,153
Stock-based compensation	—	—	—	—	1,434	—	—	1,434
Net income	—	—	—	—	—	834	—	834
Foreign currency translation adjustments	—	—	—	—	—	—	(1,104)	(1,104)
Balance at June 30, 2020	2,661,386	$3,064	(55,697)	$(61)	$218,416	$(86,968)	$7,866	$142,317

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903
Stock-based compensation	—	—	—	—	1,616	—	—	1,616
Treasury stock issued pursuant to equity-based plans	—	—	7,569	8	(386)	—	—	(378)
Net loss	—	—	—	—	—	(55,531)	—	(55,531)
Foreign currency translation adjustments	—	—	—	—	—	—	1,554	1,554
Balance at June 30, 2021	2,661,386	$3,064	(48,128)	$(53)	$222,082	$(187,779)	$4,850	$42,164

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2020	2,661,386	$3,064	(55,697)	$(61)	$216,072	$(85,640)	$7,751	$141,186
Stock-based compensation	—	—	—	—	2,344	—	—	2,344
Net loss	—	—	—	—	—	(1,328)	—	(1,328)
Foreign currency translation adjustments	—	—	—	—	—	—	115	115
Balance at June 30, 2020	2,661,386	$3,064	(55,697)	$(61)	$218,416	$(86,968)	$7,866	$142,317

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Net loss	$(55,531)	$(1,328)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,588	4,653
Impairment of goodwill and intangible assets	32,086	—
Loss on tangible and intangible assets	—	341
Unrealized loss (gain) on foreign currency transactions	1,630	(597)
Stock-based compensation expense	1,616	2,344
Amortization of debt issuance costs and accretion of debt discounts	2,275	1,773
Deferred tax expense	21,211	3,141
Provision for credit losses	214	108
Non-cash lease expense	563	953
Change in operating assets and liabilities:
Accounts receivable	(4,099)	(2,707)
Prepaid expenses and other current assets	(793)	(131)
Other assets	525	69
Accounts payable, accrued expenses, and other current liabilities	(774)	(1,794)
Other liabilities	(814)	(930)
Deferred revenue	1,932	1,312
Net cash provided by operating activities	$4,629	$7,207
Capital expenditures	(661)	(1,438)
Acquisitions of businesses, net of cash acquired	—	(513)
Net cash used in investing activities	$(661)	$(1,951)
Repayment of bank loans	(13,087)	(9,319)
Payments directly related to loan facility	(523)	—
Net cash used in financing activities	$(13,610)	$(9,319)

Net change in cash and cash equivalents and restricted cash	(9,642)	(4,063)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(275)	(2)
Net decrease in cash and cash equivalents and restricted cash	$(9,917)	$(4,065)
Cash and cash equivalents and restricted cash at beginning of period	21,117	17,457
Cash and cash equivalents and restricted cash at end of period	$11,200	$13,392

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,849	$5,498
Cash paid for income taxes	$—	$262

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Jun-21	Dec-20
Cash and cash equivalents	$11,054	$19,267
Restricted cash included in other current assets	146	1,850
Total cash and cash equivalents and restricted cash as shown on the condensed statements of cash flows	$11,200	$21,117

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (the "Company") is domiciled in Germany and is a leading global operator of premium online dating sites and mobile applications. The Company targets the 40+ age demographic and religious-minded singles looking for serious relationships in North America and other international markets. The Company operates a portfolio of premium and freemium brands, including Zoosk, Inc. ("Zoosk"), EliteSingles, SilverSingles, Christian Mingle, Jdate, and JSwipe, among others. The Company’s brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment.

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), regarding interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's balance sheets, statement of operations and comprehensive loss, statement of shareholders' equity and statement of cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the Company's entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates and assumptions are required in the determination of: revenue reserves, deferred tax asset valuation allowances, unrecognized tax benefits, accounting for business combinations, classification and measurement of virtual stock option plans, and annual impairment testing of goodwill and indefinite-lived intangible assets. The Company evaluates its estimates and judgements on an ongoing basis based on historical experience, expectations of future events and various other factors that it believes to be reasonable under the circumstances and revises them when necessary. Actual results may differ from the original or revised estimates.

Liquidity and Capital Resources

The Company’s financial statements are prepared under U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, the Company has generated losses from operations, incurred impairment charges to its Zoosk goodwill and intangible assets and has a working capital deficiency. These factors are potential indications of the Company’s inability to continue as a going concern.

The Company’s plans to alleviate these indicators include growing its subscriber base by improving its marketing techniques and implementing new features to increase customer engagement on its various platforms. If the Company is unable to achieve its plan, the Company has the ability to control its direct marketing spend to achieve compliance with its debt covenants. The Company’s plan including adjusting its direct marketing spend, along with its current cash and cash equivalents, and cash flow from operations, are expected to be sufficient to meet its anticipated cash requirements for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months from the issuance of these financial statements.

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, the Company maintained stable churn levels during the period and experienced positive user engagement. The global outbreak of COVID-19 continues to rapidly evolve as of the date these interim condensed consolidated financial statements are issued. Management is actively monitoring the global situation on its business. The effects of COVID-19 did not have a material impact on the Company’s result of operations or financial condition for the period ended June 30, 2021. However, given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

Revision of Prior Period Consolidated Financial Statements

During the second quarter of 2021, management identified an overstatement of tax provision for the quarter ended March 31, 2020. Management concluded that this error was not material to previously issued consolidated financial statements and would be corrected through a revision to the comparative consolidated income statement presented for the six months ended June 30, 2020. The impact of the error for the quarter ended March 31, 2020 was $1.7 million overstatement of tax provision. The prior period comparative figures for the three and six months ended June 30, 2020 that are presented herein reflect the correct figures.

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

Note 2. Revenue

For the three and six months ended June 30, 2021 and 2020, revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Subscription revenue	$53,697	$55,023	$108,243	$111,061
Virtual currency revenue	811	942	1,907	1,844
Advertising revenue	745	562	1,482	1,279
Total Revenue	$55,253	$56,527	$111,632	$114,184

Revenue disaggregated by geography, based on the billing address of the Company's customers, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
United States	$36,039	$38,131	$72,588	$76,355
France	5,347	2,897	10,721	5,860
Germany	305	431	638	883
Rest of world	13,562	15,068	27,685	31,086
Total Revenue	$55,253	$56,527	$111,632	$114,184

The Company's deferred revenue balances as of June 30, 2021 and December 31, 2020 are $39.6 million and $38.3 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $34.1 million and $35.2 million of revenue, respectively, that was included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.

Note 3. Income Taxes

For the three months ended June 30, 2021 and 2020, the Company recorded income tax expense of $18.9 million and $2.0 million, respectively, which reflects an effective tax rate of (62.7)% and 69.2%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $21.2 million and $3.1 million, respectively, which reflect an effective tax rate of (61.9)% and 159.3%, respectively. The increase in the income tax expense for the three and six months ended June 30, 2021 was primarily driven by a change in valuation allowance for U.S. deferred tax assets and impairment of goodwill and intangible assets.

The Company regularly assesses the need for a valuation allowance related to our deferred income tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred income tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In its assessment, the Company consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences and tax planning strategies. During the quarter ended June 30, 2021, as a result of lower financial expectations for the remainder of 2021, the Company concluded that it was not more likely than not that a portion of the U.S. deferred income tax assets would be realized. The Company provided a valuation allowance on U.S. federal and state net operating loss carryforwards, and other U.S. net deferred income tax assets that have a limited life and are not supportable by indefinite-lived intangibles deferred tax liability sourced income as of June 30, 2021. The Company accordingly recognized a charge of $21.5 million to establish a valuation allowance related to the U.S. deferred income tax assets which was recorded discretely in the quarter ended June 30, 2021. In addition, we intend to continue maintaining a valuation allowance on Israel and German deferred tax assets until there is sufficient evidence to support reversal of all or some portion of these allowances.

As of June 30, 2021 and December 31, 2020, the Company has $4.7 million and $4.6 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized. As of June 30, 2021 and December 31, 2020, the Company has recorded $0.5 million and $0.4 million of interest and penalties related to unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized. The Company recognized an increase to interest and penalties primarily due to U.S. tax credits and state nexus. The Company’s policy is to classify interest and penalties as a component of income tax expense. There were no significant changes to unrecognized tax benefits during the six months ended June 30, 2021. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. Based on the current status of Germany, U.S. federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

As a matter of course, the Company may be audited by Germany, U.S. Federal and State, Israel, France, the U.K. and other foreign tax authorities within which it operates. From time to time, these audits may result in proposed assessments. The Company was notified during 2020 that the Israeli tax authorities were auditing the Company's subsidiary, Spark Networks Ltd. for the tax years 2015-2019. There is minimal activity in the entity and while the Company does not expect adverse findings, any adverse finding could result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. The Company's subsidiaries are currently being audited by German tax authorities for the tax years 2017-2018 for Spark SE and for the tax years 2016-2018 for Spark GmbH. The Company is responding to questions and requests for information. At this point, there is no indication of any uncertainty with respect to Israel and German tax returns.

Note 4. Goodwill and Intangible Assets

The Company completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the second quarter of 2021, the Company lowered its financial expectations for the remainder of 2021 due to increased cyberattacks, delays in product initiatives and a more uncertain Covid-19 outlook. These factors constituted an interim triggering event as of the end of the Company's second quarter of 2021, and the Company performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2021 and the year ended December 31, 2020:

(in thousands)
Balance as of January 1, 2020	$199,238
Impairment charges	(42,713)
Impact of currency translation	57
Balance as of December 31, 2020	$156,582
Impairment charges	(21,786)
Impact of currency translation	(21)
Balance as of June 30, 2021	$134,775

For the quarter ended June 30, 2021, as a result of the interim goodwill impairment test, the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. Goodwill assigned to the Spark reporting unit was $24.5 million. For the Zoosk reporting unit, the fair value did not exceed the carrying value, and the Company recorded a goodwill impairment charge of $21.8 million. The Company estimated the fair value of its reporting units utilizing a present value cash flow model. The Company believes this non-cash impairment charge does not impact its ability to generate cash flow in the future and it is not tax deductible.

The total accumulated impairment loss of the Company's goodwill was $84.5 million and $62.7 million as of June 30, 2021 and December 31, 2020, respectively.

Intangible Assets

Intangible assets consists of the following as of June 30, 2021 and December 31, 2020:

		June 30, 2021
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(21,260)	$—	$—	$42,540
Long-lived intangible assets:
Brands and trademarks	0.1	3,025	(2,573)	(417)	2	37
Acquired technology	1.9	5,910	—	(3,346)	—	2,564
Customer relationships	0.0	10,780	—	(10,703)	—	77
Licenses and domains	0.0	184	—	(148)	2	38
Other	0.0	3,989	—	(3,949)	—	40
Total intangible assets	2.0	$87,688	$(23,833)	$(18,563)	$4	$45,296

		December 31, 2020
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(10,960)	$—	$—	$52,840
Long-lived intangible assets:
Brands and trademarks	0.1	3,025	(2,573)	(409)	4	47
Acquired technology	1.3	7,300	—	(3,997)	—	3,303
Customer relationships	0.4	11,420	—	(8,762)	—	2,658
Licenses and domains	0.0	410	—	(361)	3	52
Other	0.0	5,203	—	(5,102)	(2)	99
Total intangible assets	1.8	$91,158	$(13,533)	$(18,631)	$5	$58,999

For the interim assessment for the quarter ended June 30, 2021, the Company recognized a Zoosk trademark impairment charge of $10.3 million. The Company estimated the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows.The Company used a royalty rate of 4.0% and discount rate of 14.5%. No impairment charge was recorded for the long-lived intangible assets for the six months ended June 30, 2021 and the year ended December 31, 2020.

Amortization expense for the six months ended June 30, 2021 and the year ended December 31, 2020 were $3.4 million and $7.3 million, respectively.

At June 30, 2021, amortization of long-lived intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in thousands)	Amortization Expense
2021	$827
2022	1,280
2023	632
2024	8
2025	8
Thereafter	1
Total estimated amortization expense	$2,756

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Accrued advertising	8,050	8,691
Accrued employee compensation and benefits	2,583	2,085
Accrued professional fees	1,038	1,819
Accrued service providers	2,016	2,433
Accrued value-added, sales, and other non-income-based taxes	8,459	8,897
Current portion of income tax payable	1,380	1,536
Current portion of lease liabilities	1,772	1,932
Other	1,302	1,036
Accrued expenses and other current liabilities	$26,600	$28,429

Other liabilities consist of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Deferred payment to Zoosk's shareholders	$10,954	$10,373
Lease liabilities, less current portion	3,847	4,650
Sublease security deposit	1,038	1,038
Other	1,470	1,480
Other liabilities	$17,309	$17,541

Note 6. Long-term Debt

On July 1, 2019, in connection with the acquisition of Zoosk, the Company entered into a Loan Agreement with Zoosk, Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC ("Administrative Agent"), as administrative agent and collateral agent (the "Senior Secured Facilities Agreement") that provides for a four-year $125.0 million Senior Secured Facility. The Senior Secured Facilities Agreement provides for a term loan facility in an aggregate amount equal to $120.0 million (the "Term Loan Facility") and a revolving credit facility in an aggregate amount equal to $5.0 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the "Facilities"). Borrowings under the Facilities bear interest at a rate equal to either LIBOR plus an applicable margin of 8.0% per annum or the Base Rate with an applicable margin of 7.0% per annum.

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

On March 5, 2021, the Company entered into a Limited Waiver under Loan Agreement (the "Limited Waiver") with the Administrative Agent and the lenders pursuant to which certain defaults under the Loan Agreement were waived. In consideration of the Limited Waiver, the Company agreed to pay the Administrative Agent, for the ratable benefit of the lenders, a fee of $0.5 million upon the execution of the Limited Waiver, plus $0.3 million paid in kind by capitalizing such amount into the principal balance under the Loan Agreement. The aggregated fees were capitalized and will be amortized using the effective interest rate of 11.8%. The aggregated outstanding principal balance of the existing Term Loan Facility and the Second Amendment is $91.9 million and $104.7 million as of June 30, 2021 and December 31, 2020, respectively. The amortized cost basis of the Term Loan Facility is $87.2 million and $99.1 million as of June 30, 2021 and December 31, 2020, respectively.

In addition, pursuant to the terms of the Term Loan Facility, within 5 days after the annual financial statements are required to be delivered to the lender, the Company is required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow, as defined in the Loan Agreement, of the most recently completed fiscal year. For the quarter ended June 30, 2021 and 2020, the Company made a prepayment of $6.8 million and $3.3 million, respectively.

Revolving Credit Facility

The $5.0 million Revolving Credit Facility has a commitment fee of 0.75% per annum on the unutilized commitments thereunder payable on the Maturity Date. As the Revolving Credit Facility is not expected to be drawn down, transaction costs and upfront fees totaling $0.3 million related to the Revolving Credit Facility were deferred and are being amortized over the term of the agreement. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2021 and December 31, 2020.

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

In addition, the Facilities, as revised by the Second Amendment, require the following financial covenants to be maintained: (i) a fixed charge coverage ratio of no less than 1.05 and 1.25 for the quarter ended June 30, 2021 and December 31, 2020, respectively, (ii) a net leverage ratio of no greater than 2.60 for both the quarter ended June 30, 2021 and December 31, 2020, and (iii) a minimum liquidity threshold of $10.0 million at the end of each month following the closing date of the loan, consisting of available cash funds and availability under the Revolving Credit Facility. The Facilities also contain certain customary affirmative covenants and events of default, including a change of control. The Company is in compliance with all of its financial covenants as of June 30, 2021 and December 31, 2020.

Note 7. Contingencies

The Company is involved in lawsuits, claims and proceedings incident to the ordinary course of business and establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Any claims against the Company, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its liquidity, results of operations or financial condition.

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against the Company and Zoosk in the U.S. District Court for the Northern District of California by individuals claiming to be Zoosk users whose information was affected by the 2020 security incident disclosed by Zoosk. The complaint, as subsequently amended, asserts that by reason of the Zoosk security incident Spark and Zoosk violated the California Consumer Privacy Act ("CCPA"), the California Unfair Competition Law (UCL), and common-law obligations. Based on these assertions, the complaint seeks statutory damages, compensatory damages, punitive damages, attorneys’ fees, and injunctive relief. On December 14, 2020, plaintiffs voluntarily withdrew their claim under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk’s motion to dismiss the remainder of the complaint for failure to state a claim by dismissing the UCL claim but allowing the common-law claim to go forward. The Court held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company. Zoosk answered the portion of the complaint that asserts the one remaining common-law claim by denying its material allegations and asserting a number of affirmative defenses. The Court stayed the case pending resolution of the jurisdictional discovery. On May 6, 2021, plaintiffs voluntarily dismissed the Company from the case and the stay was lifted. Zoosk and plaintiffs are currently engaged in discovery and the case is scheduled for trial commencing September 12, 2022.

Separately, a group of lawyers that is different from those who filed the putative class action described above filed 77 separate arbitration demands against Zoosk in the Judicial Arbitration and Mediation Services, Inc. ("JAMS") arbitration forum. Zoosk has objected that neither JAMS nor any arbitrator appointed by JAMS has authority to arbitrate any of these claims or to rule on the issue of arbitrability. JAMS has nonetheless determined to commence arbitration proceedings in regard to one of the arbitration claims filed to date and has appointed an arbitrator for that one claim. Zoosk is participating in that arbitration under protest and reserving its arbitrability objections. That arbitration is scheduled for hearing on January 18, 2022.

On May 5, 2021, the same group of attorneys that filed the arbitration demands, described above, filed a petition to compel arbitration in the U.S. District Court for the Northern District of California on behalf of three individuals claiming to be Zoosk users affected by the 2020 security incident. Counsel for the petitioners voluntarily dismissed the petition in its entirety on July 15, 2021.

Elite Connexion v. Spark Networks Services GmbH

On September 20, 2018, Elite Connexion filed a cease and desist order and damage claim in France against Spark Networks Services GmbH ("Spark GmbH"), alleging that Spark GmbH bid on search engine terms which violated an agreement between the parties. In Elite Connexion's claim, which was amended in September 2019, Elite Connection claimed damages for loss of profit, legal fees, and court fees. The parties agreed in principle to a settlement in September 2020 subject to negotiation of the settlement agreement. The parties continued to negotiate the terms of the settlement agreement as of June 30, 2021, and the Company recorded an accrual for the loss contingency in relation to a potential settlement of these matters. On August 10, 2021, the Company entered into a settlement agreement with Elite Connexion to settle the dispute.

Intellectual Property

Trademarks are an important element in running online dating websites and mobile applications. Given the large number of markets and brands, the Company deals with claims against its trademarks from time to time in the ordinary course of business. As of June 30, 2021, there are several ongoing national cases which affect trademarks within Germany, Finland, Ireland, France, Sweden, the United Kingdom, Poland and Benelux. The Company vigorously defends against each of the above legal proceedings. Following a favorable 2020 decision of the Court of Justice of the European Union, the Company is exploring options to settle certain national trademark disputes in Europe.

The Company has additional legal claims and may encounter future legal claims in the normal course of business.

The Company intends to defend vigorously against each of the above legal proceedings. At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal provisions as of June 30, 2021 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company's favor.

Note 8. Financial Instruments and Fair Value Measurements

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

The following table presents the carrying values and the estimated fair values of long-term debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion(1)	$87,200	$106,256	$99,146	$107,504

(1) At June 30, 2021 and December 31, 2020, the carrying value of long-term debt is net of unamortized original issue discount and debt issuance costs of $4.7 million and $5.5 million, respectively.

The Company’s financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

Note 9. Stock-based Compensation

Stock-based compensation expense reflects share awards issued under the Company's 2018 virtual stock option plan and the Long Term Incentive Plan adopted in 2020 (the "LTIP").

2020 Long Term Incentive Plan

In January 2020, the Administrative Board of the Company (the "Administrative Board") adopted the LTIP for applicable executives and employees of the Company and its subsidiaries as part of their remuneration for future services. The LTIP provides for the grant of virtual stock options. Each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant American Depository Shares ("ADS") Stock Price of the option minus the strike price of such option; provided, however, that the Company may elect to settle options in ADSs or ordinary shares of the Company instead of cash at its sole discretion. The LTIP provides that the strike price can be set at any amount determined by the Administrative Board, including zero. Under the LTIP, the "ADS Stock Price" is, as of the grant date, the average closing price of one of the Company's ADSs trading on the NYSE American for the period of five trading days prior to such date. The Company classifies awards under the LTIP as equity-settled.

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

In connection with the adoption of the LTIP, the Administrative Board authorized for 2020 the issuance of virtual options for up to three million ADSs, including up to one million zero-priced options. As of June 30, 2021, 260,025 virtual options, and 404,868 zero-priced options were available for future grant.

The fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model for the six months ended June 30, 2021. The inputs used in the measurement of the fair values at the date of grant are summarized below:

	Virtual Stock Options		Zero-Priced Options
	Long Call	Short Call	Long Call	Short Call
	Option	Option (Cap)	Option	Option (Cap)
Stock price	$5.42	$5.42	$5.42	$5.42
Strike price	$5.34	$53.40	$—	$50.00
Term	4.67	4.67	4.67	4.67
Volatility	62.7%	62.7%	62.7%	62.7%
Dividend	—%	—%	—%	—%
Risk-free rate	0.7%	0.7%	0.7%	0.7%

The following table summarizes the activity for the Company's options under the LTIP during the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	1,550,000	$4.74	6.22	$0.90
Granted	257,100	5.34
Exercised	(10,750)	3.71
Forfeited	(56,375)	3.69
Outstanding as of June 30, 2021	1,739,975	$4.87	5.92	$0.60
Vested and Exercisable at June 30, 2021	427,442

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2020	1,550,000	$2.99
Granted	257,100	2.40
Vested	(438,192)	3.08
Forfeited	(56,375)	3.69
Unvested as of June 30, 2021	1,312,533	$2.87

The following table summarizes the activity for the Company's zero priced options under the LTIP during the six months ended June 30, 2021:

Number of Shares

Outstanding as of December 31, 2020	674,000
Granted	77,600
Exercised	(137,125)
Forfeited	(19,343)
Outstanding as of June 30, 2021	595,132
Vested and Exercisable at June 30, 2021	60,537

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2020	674,000	$6.13
Granted	77,600	5.01
Vested	(197,662)	6.25
Forfeited	(19,343)	4.60
Unvested as of June 30, 2021	534,595	$7.51

The total unrecognized compensation expense related to awards granted under the LTIP at June 30, 2021 was $4.36 million, which will be recognized over a weighted-average period of 2.90 years.

Total stock-based compensation expense for all the plans are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) is as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cost of revenue, exclusive of depreciation and amortization	$—	$—
Sales and marketing	23	97
Customer service	12	18
Technical operations and development	145	201
General and administrative	1,436	2,028
Total stock-based compensation expense	$1,616	$2,344

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

Overview

We are a leading global operator of premium online dating sites and mobile applications. Our focus is on catering to the 40+ age demographic and religious minded singles looking for serious relationships in North America and other international markets. Since our inception, we have had 93 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

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

In addition to operating in the United States ("U.S."), we also operate in various markets outside the U.S., primarily in various jurisdictions within the European Union ("EU"), and as a result, are exposed to foreign exchange risk for the euro, U.S. dollar, British pound, Australian dollar and Canadian dollar. Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. The revenue generated outside the U.S. is translated into U.S. dollar at the date of transactions and subject to unpredictable fluctuations if the value of other currencies change relative to the U.S. dollar. Fluctuating foreign exchange rates result in foreign currency exchange gains and losses. We have not and do not intend to hedge any foreign currency exposures.

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

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, we maintained stable churn levels during the period and experienced positive user engagement. The global outbreak of COVID-19 continues to rapidly evolve as of the date these interim condensed consolidated financial statements are issued. Management is actively monitoring the global situation on its business. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the period ended June 30, 2021. However, given the daily evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

Key Business Metrics

We regularly review certain operating metrics in order to evaluate the effectiveness of our operating strategies and monitor the financial performance of the business. The key business metrics that we utilize include the following:

Total Registrations

Total registrations are defined as the total number of new members registering to our platforms with their email address. Those include members who enter into premium subscriptions and free memberships.

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

Direct Marketing

Direct Marketing is defined as online and offline advertising spend and is included within Cost of revenue, exclusive of depreciation and amortization within our Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited).

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Registrations	3,186,853	3,759,674	6,794,555	7,668,580
Average Paying Subscribers	878,618	905,416	887,481	914,799
Total Monthly ARPU	$20.96	$20.81	$20.96	$20.80

Net Revenue	$55,253	$56,527	$111,632	$114,184
Direct Marketing	26,426	26,798	56,829	56,630
Contribution	$28,827	$29,729	$54,803	$57,554

During the three and six months ended June 30, 2021, new members registered to our platforms decreased by 0.6 million, or 15.2%, and 0.9 million, or 11.4%, respectively, compared to the same periods in 2020. Average paying subscribers during the three and six months ended June 30, 2021 decreased by 3.0% for both periods compared to the same periods in 2020. The decreases were primarily driven by declines in registration of the Zoosk brand.

Monthly ARPU for both the three and six months ended June 30, 2021 remained relatively flat compared to the same periods in 2020.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$55,253	$56,527	$(1,274)	(2.3)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	32,881	33,223	(342)	(1.0)%
Sales and marketing expenses	1,152	1,185	(33)	(2.8)%
Customer service expenses	1,902	1,938	(36)	(1.9)%
Technical operations and development expenses	4,774	4,189	585	14.0%
General and administrative expenses	7,096	8,340	(1,244)	(14.9)%
Depreciation and amortization	2,298	2,332	(34)	(1.5)%
Impairment of intangible assets and goodwill	32,086	—	32,086	100.0%
Total operating costs and expenses	82,189	51,207	30,982	60.5%
Operating (loss) income	(26,936)	5,320	(32,256)	(606.3)%
Other income (expense):
Interest income	—	9	(9)	(100.0)%
Interest expense	(3,802)	(3,395)	(407)	12.0%
Gain on foreign currency transactions	584	746	(162)	(21.7)%
Other income (expense)	(2)	200	(202)	(101.0)%
Total other expense, net	(3,220)	(2,440)	(780)	32.0%
(Loss) income before income taxes	(30,156)	2,880	(33,036)	(1147.1)%
Income tax expense(1)	(18,871)	(2,046)	(16,825)	822.3%
Net (loss) income	$(49,027)	$834	$(49,861)	(5978.5)%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$111,632	$114,184	$(2,552)	(2.2)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	69,799	69,764	35	0.1%
Sales and marketing expenses	2,203	2,240	(37)	(1.7)%
Customer service expenses	3,763	4,013	(250)	(6.2)%
Technical operations and development expenses	9,694	9,659	35	0.4%
General and administrative expenses	15,415	15,223	192	1.3%
Depreciation and amortization	4,588	4,653	(65)	(1.4)%
Impairment of intangible assets and goodwill	32,086	—	32,086	100.0%
Total operating costs and expenses	137,548	105,552	31,996	30.3%
Operating (loss) income	(25,916)	8,632	(34,548)	(400.2)%
Other income (expense):
Interest income	—	40	(40)	(100.0)%
Interest expense	(7,242)	(6,852)	(390)	5.7%
Loss on foreign currency transactions	(1,144)	(207)	(937)	452.7%
Other income (expense)	(18)	200	(218)	(109.0)%
Total other expense, net	(8,404)	(6,819)	(1,585)	23.2%
(Loss) income before income taxes	(34,320)	1,813	(36,133)	(1993.0)%
Income tax expense(1)	(21,211)	(3,141)	(18,070)	575.3%
Net (loss) income	$(55,531)	$(1,328)	$(54,203)	4081.6%

(1) We identified an error related to the calculation of tax provision that impacted the comparative consolidated financial statements for the quarter ended March 31, 2020. Management evaluated these adjustments and concluded they were not material to any previously issued financial statements. For comparability, the prior period comparative figures that are presented herein have been revised to present the correct figures. Refer to Note 1 for additional information.

Comparison of Three and Six Months Ended June 30, 2021 and June 30, 2020

Revenue

Revenue during the three and six months ended June 30, 2021 decreased by $1.3 million, or 2.3%, and $2.6 million, or 2.2%, respectively, compared to the same periods in 2020. The decrease was attributable to the 3.0% decrease in the number of average paying subscribers related to Zoosk brand, partially offset by the increase in the core Spark brands.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue during the three and six months ended June 30, 2021 remained relatively flat compared to the same periods in 2020.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and expenses for market research. During the three and six months ended June 30, 2021, sales and marketing expenses remained relatively flat compared to the same periods in 2020.

Customer service expenses

Customer service expenses consist primarily of third-party service fees and personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and address site usage and dating questions from our members. Customer service expenses remained relatively flat during the three months ended June 30, 2021 compared to the same period in 2020. During the six months ended June 30, 2021, customer service expenses decreased by $0.3 million, or 6.2%, compared to the same period in 2020. The decrease was mainly attributable to a reduction in personnel costs due to consolidation of customer service employee headcount.

Technical operations and development expenses

Technical operations and development expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements as well as costs incurred in the development, enhancement and maintenance of our new and existing technology platforms. Technical operations and development expenses during the three months ended June 30, 2021 increased by $0.6 million, or 14.0%, compared to the same period in 2020. The increase was primarily driven by an increase in personnel costs due to higher headcount in the second quarter of 2021 compared to the second quarter of 2020. Technical operations and development expenses during the six months ended June 30, 2021 remained relatively flat compared to the same period in 2020.

General and administrative expenses

General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased by $1.2 million, or 14.9%, for the three months ended June 30, 2021, while it increased by $0.2 million, or 1.3%, during the six months ended June 30, 2021 compared to the same period in 2020. The decrease during the three months ended June 30, 2021 was primarily driven by a decrease in the business tax expense in San Francisco as the Company no longer has operations in the city and stock-based compensation expense. The increase during the six months ended June 30, 2021 was primarily driven by an increase in insurance and professional fees, partially offset by a decrease in the business tax expense in San Francisco and stock-based compensation expense.

Other income (expense)

Other expense, net, consist primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expenses, net, during the three and six months ended June 30, 2021 increased by $0.8 million, or 32.0%, and $1.6 million, or 23.2%, compared to the same periods in 2020. The increase in both periods was primarily related to an increase in interest expense on the deferred payment to Zoosk's shareholders due to an increase in the stated interest rate from 2% to 12% per annum, an increase in effective interest on borrowings under the Senior Secured Facilities Agreement, and losses on foreign currency transactions. During the three and six months ended June 30, 2021, interest expense on the deferred payment to Zoosk's shareholders increased $0.2 million and $0.4 million, respectively, compared to the same periods in 2020. Effective interest on borrowings under the Senior Secured Facilities Agreement during the three and six months ended June 30, 2021 increased $0.2 million and $0.1 million, respectively, as compared to the same periods in 2020. During the three months ended June 30, 2021, net foreign exchange gains decreased by $0.2 million compared to the same period in 2020. During the six months ended June 30, 2021, net foreign exchange losses increased by $0.9 million compared to the same period in 2020.

Impairment

During the second quarter of 2021, the Company lowered its financial expectations for the remainder of 2021 due to increased cyberattacks, delays in product initiatives and a more uncertain Covid-19 outlook. These factors constituted an interim triggering event as of the end of the Company's second quarter of 2021, and the Company performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill. For the quarter ended June 30, 2021, the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. For the Zoosk reporting unit, the Company recorded a goodwill impairment charge of $21.8 million. In addition, the Company recognized a Zoosk trademark impairment charge of $10.3 million.

See Note 4. Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of impairment.

Income tax expense

Income tax expense was $18.9 million for the three months ended June 30, 2021 compared to $2.0 million for the three months ended June 30, 2020, which reflects an effective tax rate of (62.7)% and 69.2%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $21.2 million and $3.1 million, respectively, which reflect an effective tax rate of (61.9)% and 159.3%, respectively. The increase in income tax expense was primarily driven by change in valuation allowance for U.S. deferred tax assets and impairment of goodwill and intangible assets.

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

Adjusted EBITDA

Adjusted EBITDA is one of the primary metrics by which we evaluate the performance of our business, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from the ongoing operations and excludes the impact of items that we do not consider representative of our ongoing performance. This includes: depreciation and amortization, share-based compensation, asset impairments, gains or losses on foreign currency transactions and net interest expense, acquisition related costs and other costs. Adjusted EBITDA has inherent limitations in evaluating our performance, including, but not limited to the following:

•Adjusted EBITDA does not reflect the cash capital expenditures during the measurement period;
•Adjusted EBITDA does not reflect any changes in working capital requirements during the measurement period;
•Adjusted EBITDA does not reflect the cash tax payments during the measurement period; and
•Adjusted EBITDA may be calculated differently by other companies in our industry, thus limiting its value as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other U.S. GAAP results. The following table reconciles Net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income	$(49,027)	$834	$(55,531)	$(1,328)
Net interest expense	3,802	3,386	7,242	6,812
(Gain) loss on foreign currency transactions	(584)	(746)	1,144	207
Income tax expense	18,871	2,046	21,211	3,141
Depreciation and amortization	2,298	2,332	4,588	4,653
Impairment of intangible assets and goodwill	32,086	—	32,086	—
Stock-based compensation expense	580	1,434	1,616	2,344
Acquisition related costs(1)	—	673	—	1,464
Other costs(2)	292	149	764	277
Adjusted EBITDA	$8,318	$10,108	$13,120	$17,570

(1) Acquisition-related costs primarily consist of transaction costs, including legal, consulting, advisory fees, and severance and retention costs.
(2) Includes primarily consulting and advisory fees related to special projects, as well as post-merger integration activities and long-term debt transaction and advisory fees.

Liquidity and Capital Resources

Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. Sources of liquidity are cash balances and cash flows from operations and borrowings. From time to time, we may obtain additional liquidity through the issuance of equity or debt. As of June 30, 2021, we had cash and cash equivalents of $11.1 million.

As of June 30, 2021 and December 31, 2020, we had outstanding principal debt balance of $91.9 million and $104.7 million, respectively. We believe that we will continue to have adequate liquidity on hand to meet our payment requirement under the Loan Agreement in the amount of $6.3 million during the second half of fiscal year 2021. We are in compliance with all of our financial covenants with a net leverage ratio of 2.30 as of June 30, 2021. See Note 6. Long-term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of our debt.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors and those set forth in Part II, Item 1A "Risk Factors" of our Form 10-K for the year ended December 31, 2020. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our Revolving Credit Facility or issue additional equity in the private or public markets. Under the Senior Secured Facilities Agreement, we are subject to various financial covenants including a monthly liquidity requirement and quarterly tests including guarantor coverage test, maximum leverage ratio and minimum asset coverage ratio. Additionally, it includes covenants that, among other things, restricts our ability and the ability of its subsidiaries to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions and make share repurchases, make certain acquisitions, engage in certain transactions with affiliates, and change lines of business. We do not have any off-balance sheet arrangements as of June 30, 2021.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$4,629	$7,207
Investing activities	(661)	(1,951)
Financing activities	(13,610)	(9,319)
Net change in cash and cash equivalents	$(9,642)	$(4,063)

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as depreciation and amortization, impairment of goodwill and intangible assets, stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2021, a decrease of $2.6 million compared to $7.2 million during the three months ended June 30, 2020. The decrease was primarily driven by an increase in net loss from $1.3 million to $55.5 million and the decrease in accounts receivable due to timing.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, purchase of property and equipment and business acquisition.

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2021, a decrease of $1.3 million compared to $2.0 million during the six months ended June 30, 2020. The decrease was primarily due to the cash paid for the Zoosk acquisition final adjustment surplus of $0.5 million during the six months ended June 30, 2020, and the additional capital expenditures of $0.8 million during the first six months of 2020.

Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt.

Net cash used in financing activities was $13.6 million for the six months ended June 30, 2021, an increase of $4.3 million compared to $9.3 million during the three months ended June 30, 2020. The increase was primarily attributable to the fee paid in connection with the execution of the Limited Waiver under Loan Agreement in March 2021 of $0.5 million and a higher mandatory prepayment made during the second quarter of 2021 compared to same period in 2020.

Recent Accounting Pronouncements

See Note 1 Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part I. Item 1. of this quarterly report for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Please refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the “Critical Accounting Policies and Estimates” section of our Form 10-K for the fiscal year ended December 31,2020 ("2020 Form 10-K") for a full description of all of our critical accounting estimates. We believe there have been no new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the three months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (our principal accounting officer) and Chief Executive Officer (our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of June 30, 2021, due to the material weakness in our internal control over financial reporting previously identified in our 2020 Form 10-K which continues to exist, our disclosure controls and procedures were not effective.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Please refer to Part II. Item 9A. "Controls and Procedures" of our 2020 Form 10-K for a full description of the material weakness in our internal control over financial reporting and remediation plan.

Our remediation of the identified material weaknesses and the strengthening of our internal control environment is ongoing. We continue to focus on the design and implementation of processes and procedures to improve our new and existing controls and remediate our material weaknesses. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvements in our control environment. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine it is necessary to take additional action to address control deficiencies or modify certain of the remediation measures. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these enhanced internal controls are operating effectively. We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses. Our management is committed to remediating the material weakness in a timely manner.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

Item 1. Legal Proceedings

For information that updates the disclosure set forth under Part I. Item 3. Legal Proceedings in our 2020 Form 10-K, refer to Note 7 to the Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Please refer to Part I. Item 1A. Risk Factors of our 2020 Form 10-K for a discussion of our risk factors. The risks and uncertainties are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We believe there have been no new risk factors, or material changes to our existing risk factors, during the three months ended June 30, 2021.

Item 2. Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.
3.1	Spark Networks SE Amended Articles of Association, dated August 17, 2021					Filed
10.1	Employment Agreement of David Clark, dated June 16, 2021	8-K	001-38252	6/17/21	10.1
10.2	Amended and Restated Employment Agreement of Gitte Bendzulla, dated June 15, 2021	8-K	001-38252	6/17/21	10.2
10.3	Limited Waiver under Loan Agreement dated March 5, 2021					Filed
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
101.1
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (“XBRL”):
•unaudited condensed consolidated balance sheets;
•unaudited condensed consolidated statements of operations and comprehensive loss;
•unaudited condensed consolidated statements of shareholders’ equity;
•unaudited condensed consolidated statement of cash flows; and
•notes to unaudited condensed consolidated financial statements.
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

Spark Networks SE

Date: August 23, 2021	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)