Form 10-Q
period 2021-09-30
Spark Networks SE
filed 2021-11-15
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares outstanding as of November 5, 2021 was 2,614,914.

PART I
Financial Information

Item 1. Financial Statements

Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$12,440	$19,267
Accounts receivable, net of allowance of $435 and $93, respectively	7,135	5,507
Prepaid expenses	3,936	4,366
Other current assets	1,059	2,140
Total current assets	24,570	31,280
Property and equipment, net of accumulated depreciation of $6,204 and $6,252, respectively	9,982	11,418
Goodwill	134,759	156,582
Intangible assets, net of accumulated amortization of $15,159 and $18,631, respectively	44,834	58,999
Deferred tax assets	5,697	23,522
Other assets	8,521	8,642
Total assets	$228,363	$290,443
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$12,600	$19,037
Accounts payable	10,828	11,127
Deferred revenue	40,479	38,304
Accrued expenses and other current liabilities	26,738	28,429
Total current liabilities	90,645	96,897
Long-term debt, net of current portion	72,067	80,109
Deferred tax liabilities	6,382	993
Other liabilities	18,120	17,541
Total liabilities	187,214	195,540
Contingencies (Note 7)
Shareholders' Equity:
Common stock, €1.00 nominal value; 2,661,386 shares issued as of September 30, 2021 and December 31, 2020; 2,614,914 and 2,605,689 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	3,064	3,064
Treasury stock, at €1.00 nominal value; 46,472 and 55,697 shares as of September 30, 2021 and December 31, 2020, respectively	(51)	(61)
Additional paid-in capital	222,523	220,852
Accumulated deficit	(190,469)	(132,248)
Accumulated other comprehensive income	6,082	3,296
Total shareholders' equity	41,149	94,903
Total liabilities and shareholders' equity	$228,363	$290,443

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$53,297	$60,784	$164,929	$174,968
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	34,804	39,459	104,603	109,223
Sales and marketing expenses	1,271	962	3,474	3,202
Customer service expenses	1,842	1,821	5,605	5,834
Technical operations and development expenses	5,195	4,480	14,889	14,139
General and administrative expenses	6,133	8,647	21,548	23,870
Depreciation and amortization	1,060	2,512	5,648	7,165
Impairment of intangible assets and goodwill	—	—	32,086	—
Total operating costs and expenses	50,305	57,881	187,853	163,433
Operating income (loss)	2,992	2,903	(22,924)	11,535
Other income (expense):
Interest income	—	34	—	74
Interest expense	(3,110)	(3,135)	(10,352)	(9,987)
(Loss) gain on foreign currency transactions	(978)	1,539	(2,122)	1,332
Other income (expense)	7	—	(11)	200
Total other expense, net	(4,081)	(1,562)	(12,485)	(8,381)
(Loss) income before income taxes	(1,089)	1,341	(35,409)	3,154
Income tax expense(1)	(1,601)	(1,485)	(22,812)	(4,626)
Net loss	(2,690)	(144)	(58,221)	(1,472)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,232	(2,127)	2,786	(2,012)
Comprehensive loss	$(1,458)	$(2,271)	$(55,435)	$(3,484)

Loss per share:
Basic loss per share	$(1.03)	$(0.06)	$(22.31)	$(0.56)
Diluted loss per share	$(1.03)	$(0.06)	$(22.31)	$(0.56)

Weighted average shares outstanding:
Basic	2,613,708	2,605,689	2,609,285	2,605,689
Diluted	2,613,708	2,605,689	2,609,285	2,605,689

(1) The Company identified an error related to the calculation of tax provision that impacted the comparative consolidated financial statements for the quarter ended March 31, 2020. Management evaluated these adjustments and concluded they were not material to any previously issued financial statements. For comparability, the prior period comparative figures that are presented herein have been revised to present the correct figures. Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at July 1, 2021	2,661,386	$3,064	(48,128)	$(53)	$222,082	$(187,779)	$4,850	$42,164
Stock-based compensation	—	—	—	—	482	—	—	482
Treasury stock issued pursuant to equity-based plans			1,656	2	(41)			(39)
Net loss	—	—	—	—	—	(2,690)	—	(2,690)
Foreign currency translation adjustments	—	—	—	—	—	—	1,232	1,232
Balance at September 30, 2021	2,661,386	$3,064	(46,472)	$(51)	$222,523	$(190,469)	$6,082	$41,149

	Three Months Ended September 30, 2020
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at July 1, 2020	2,661,386	$3,064	(55,697)	$(61)	$218,416	$(86,968)	$7,866	$142,317
Stock-based compensation	—	—	—	—	1,506	—	—	1,506
Net loss	—	—	—	—	—	(144)	—	(144)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,127)	(2,127)
Balance at September 30, 2020	2,661,386	$3,064	(55,697)	$(61)	$219,922	$(87,112)	$5,739	$141,552

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903
Stock-based compensation	—	—	—	—	2,098		—	2,098
Treasury stock issued pursuant to equity-based plans	—	—	9,225	10	(427)		—	(417)
Net loss	—	—	—	—	—	(58,221)	—	(58,221)
Foreign currency translation adjustments	—	—	—	—	—	—	2,786	2,786
Balance at September 30, 2021	2,661,386	$3,064	(46,472)	$(51)	$222,523	$(190,469)	$6,082	$41,149

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2020	2,661,386	$3,064	(55,697)	$(61)	$216,072	$(85,640)	$7,751	$141,186
Stock-based compensation	—	—	—	—	3,850	—	—	3,850
Net loss	—	—	—	—	—	(1,472)	—	(1,472)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,012)	(2,012)
Balance at September 30, 2020	2,661,386	$3,064	(55,697)	$(61)	$219,922	$(87,112)	$5,739	$141,552

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Net loss	$(58,221)	$(1,472)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,648	7,165
Impairment of goodwill and intangible assets	32,086	—
Loss on tangible and intangible assets	—	341
Unrealized loss (gain) on foreign currency transactions	2,218	(1,465)
Stock-based compensation expense	2,098	3,850
Amortization of debt issuance costs and accretion of debt discounts	3,204	2,516
Deferred tax expense	22,812	4,626
Provision for credit losses	331	246
Non-cash lease expense	1,421	1,441
Change in operating assets and liabilities:
Accounts receivable	(2,103)	(3,276)
Prepaid expenses and other current assets	(116)	(131)
Other assets	188	58
Accounts payable, accrued expenses, and other current liabilities	(1,416)	(3,211)
Other liabilities	(1,902)	(1,409)
Deferred revenue	3,341	4,088
Net cash provided by operating activities	$9,589	$13,367
Capital expenditures	(905)	(2,108)
Acquisitions of businesses, net of cash acquired	—	(513)
Net cash used in investing activities	$(905)	$(2,621)
Repayment of debt	(16,243)	(12,320)
Payments directly related to debt facility	(523)	—
Net cash used in financing activities	$(16,766)	$(12,320)

Net change in cash and cash equivalents and restricted cash	(8,082)	(1,574)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(453)	(711)
Net decrease in cash and cash equivalents and restricted cash	$(8,535)	$(2,285)
Cash and cash equivalents and restricted cash at beginning of period	21,117	17,457
Cash and cash equivalents and restricted cash at end of period	$12,582	$15,172

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,089	$8,049
Cash paid for income taxes	$114	$744

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Sep-21	Dec-20
Cash and cash equivalents	$12,440	$19,267
Restricted cash included in other current assets	142	1,850
Total cash and cash equivalents and restricted cash as shown on the condensed statements of cash flows	$12,582	$21,117

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (the "Company") is domiciled in Germany and is a leader in social dating platforms for meaningful relationships focusing on the 40+ demographic and faith-based affiliations, including Zoosk, Inc. ("Zoosk"), EliteSingles, SilverSingles, Christian Mingle, Jdate, and JSwipe, among others. The Company's brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment.

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), regarding interim financial reporting. The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's balance sheets, statement of operations and comprehensive loss, statement of shareholders' equity and statement of cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the Company's entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

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

Liquidity and Capital Resources

The Company's financial statements are prepared in accordance with U.S. GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, the Company has generated losses from operations, incurred impairment charges to its Zoosk goodwill and intangible assets and has a working capital deficiency. These factors are potential indications of the Company's inability to continue as a going concern.

The Company's plans to alleviate these indicators include growing its subscriber base by improving its marketing techniques and implementing new features to increase customer engagement on its various platforms. If the Company is unable to achieve its plan, it has the ability to control its direct marketing spend to achieve compliance with its debt covenants. The Company's plan including adjusting its direct marketing spend, along with its current cash and cash equivalents, and cash flow from operations, is expected to be sufficient to meet its anticipated cash requirements for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months from the issuance of these financial statements.

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, the Company maintained stable churn levels during the period and experienced positive user engagement. The global outbreak of COVID-19 continues to rapidly evolve. Management is actively monitoring the global situation and potential impact on the Company's business. The effects of COVID-19 did not have a material impact on the Company's result of operations or financial condition for the period ended September 30, 2021. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

Revision of Prior Period Consolidated Financial Statements

During the second quarter of 2021, management identified an overstatement of income tax provision for the quarter ended March 31, 2020. Management concluded that this error was not material to previously issued consolidated financial statements and would be corrected through a revision to the comparative consolidated income statement presented for the six months ended June 30, 2020. The impact of the error for the quarter ended March 31, 2020 was $1.7 million overstatement of income tax provision. The prior period comparative figures for the three and nine months ended September 30, 2020 that are presented herein reflect the correct figures.

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

Note 2. Revenue

For the three and nine months ended September 30, 2021 and 2020, revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Subscription revenue	$51,503	$59,210	$159,746	$170,272
Virtual currency revenue	970	896	2,877	2,740
Advertising revenue	824	678	2,306	1,956
Total Revenue	$53,297	$60,784	$164,929	$174,968

Revenue disaggregated by geography, based on the billing address of the Company's customers, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
United States	$35,063	$41,030	$107,653	$117,383
France	5,006	3,100	15,727	8,961
Germany	266	426	904	1,310
Rest of world	12,962	16,228	40,645	47,314
Total Revenue	$53,297	$60,784	$164,929	$174,968

The Company's deferred revenue balances as of September 30, 2021 and December 31, 2020 are $40.5 million and $38.3 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $35.9 million and $37.5 million of revenue, respectively, that was included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.

Note 3. Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $1.6 million and $1.5 million, respectively, which reflects an effective tax rate of (146.0)% and 126.6%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $22.8 million and $4.6 million, respectively, which reflect an effective tax rate of (64.5)% and 147.0%, respectively. The increase in the income tax expense for the three and nine months ended September 30, 2021 was primarily driven by a change in valuation allowance for U.S. deferred tax assets and impairment of goodwill and intangible assets.

The Company regularly assesses the need for a valuation allowance related to its deferred income tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred income tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized. In its assessment, the Company considers recent financial operating results, projected future taxable income, the reversal of existing taxable differences and tax planning strategies. During the nine months ended September 30, 2021, as a result of a U.S. cumulative loss over the last three years and lower financial expectations for the remainder of 2021, the Company concluded that it was not more likely than not that a portion of the U.S. deferred income tax assets would be realized. The Company provided a valuation allowance on U.S. federal and state net operating loss carryforwards, and other U.S. net deferred income tax assets that have a limited life and are not supportable by indefinite-lived intangibles deferred tax liability sourced income as of September 30, 2021. The Company accordingly recognized a charge of $21.5 million to establish a valuation allowance related to the U.S. deferred income tax assets which was recorded discretely in the quarter ended June 30,2021. In addition, the Company intends to continue maintaining a valuation allowance on its Israel and German deferred tax assets until there is sufficient evidence to support reversal of all or some portion of these allowances. There were no material changes to the facts or the amount of the valuation allowances as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company has $4.7 million and $4.6 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized. As of September 30, 2021 and December 31, 2020, the Company has recorded $0.5 million and $0.4 million of interest and penalties related to unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized. The Company recognized an increase to interest and penalties of $0.1 million primarily due to U.S. tax credits and state nexus. The Company’s policy is to classify interest and penalties as a component of income tax expense. There were no significant changes to unrecognized tax benefits during the nine months ended September 30, 2021. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. Based on the current status of German, U.S. federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

As a matter of course, the Company may be audited by German, U.S. federal and state, Israeli, French, U.K. and other foreign tax authorities within the countries it operates. From time to time, these audits may result in proposed assessments. The Company was notified during 2020 that the Israeli tax authorities were auditing the Company's subsidiary, Spark Networks Ltd., for the tax years 2015-2019. There is minimal activity in the entity and while the Company does not expect adverse findings, any adverse finding could result in a reduction of the net operating loss carryforward, which has a full valuation allowance against it. The Company's two German entities are currently being audited by German tax authorities for the tax years 2017-2018 for Spark SE and for the tax years 2016-2018 for Spark GmbH. The Company is responding to questions and requests for information. At this point, there is no indication of any uncertainty with respect to both Israeli and German tax returns.

Note 4. Goodwill and Intangible Assets

The Company completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the second quarter of 2021, the Company lowered its financial expectations for the remainder of 2021 due to increased cyberattacks, delays in product initiatives and a more uncertain COVID-19 outlook. These factors constituted an interim triggering event as of the end of the Company's second quarter of 2021, and the Company performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill. No triggering events were identified during the third quarter of 2021.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2021 and the year ended December 31, 2020:

(in thousands)
Balance as of January 1, 2020	$199,238
Impairment charges	(42,713)
Impact of currency translation	57
Balance as of December 31, 2020	$156,582
Impairment charges	(21,786)
Impact of currency translation	(37)
Balance as of September 30, 2021	$134,759

For the quarter ended June 30, 2021, as a result of the interim goodwill impairment test, the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. Goodwill assigned to the Spark reporting unit was $24.5 million. For the Zoosk reporting unit, the fair value did not exceed the carrying value, and the Company recorded a goodwill impairment charge of $21.8 million. The Company estimated the fair value of its reporting units utilizing a present value cash flow model. The Company believes this non-cash impairment charge does not impact its ability to generate cash flow in the future and it is not tax deductible. There was no additional goodwill impairment charge for the quarter ended September 30, 2021.

The total accumulated impairment loss of the Company's goodwill was $84.5 million and $62.7 million as of September 30, 2021 and December 31, 2020, respectively.

Intangible Assets

Intangible assets consists of the following as of September 30, 2021 and December 31, 2020:

		September 30, 2021
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(21,260)	$—	$—	$42,540
Long-lived intangible assets:
Brands and trademarks	0.1	86	—	(48)	1	39
Acquired technology	1.7	5,910	—	(3,715)	—	2,195
Customer relationships	0.0	10,780	—	(10,760)	—	20
Licenses and domains	0.0	205	—	(177)	1	29
Other	0.0	470	—	(459)	—	11
Total intangible assets	1.8	$81,251	$(21,260)	$(15,159)	$2	$44,834

		December 31, 2020
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(10,960)	$—	$—	$52,840
Long-lived intangible assets:
Brands and trademarks	0.1	3,025	(2,573)	(409)	4	47
Acquired technology	1.3	7,300	—	(3,997)	—	3,303
Customer relationships	0.4	11,420	—	(8,762)	—	2,658
Licenses and domains	0.0	410	—	(361)	3	52
Other	0.0	5,203	—	(5,102)	(2)	99
Total intangible assets	1.8	$91,158	$(13,533)	$(18,631)	$5	$58,999

For the interim assessment for the quarter ended June 30, 2021, the Company recognized a Zoosk trademark impairment charge of $10.3 million. The Company estimated the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. The Company used a royalty rate of 4.0% and discount rate of 14.5%. There was no additional impairment charge for the quarter ended September 30, 2021. No impairment charge was recorded for the long-lived intangible assets for the nine months ended September 30, 2021 and the year ended December 31, 2020.

Amortization expense for the nine months ended September 30, 2021 and the year ended December 31, 2020 were $3.9 million and $7.3 million, respectively.

At September 30, 2021, amortization of long-lived intangible assets for each of the next five years and thereafter is estimated to be as follows:

(in thousands)	Amortization Expense
2021	$363
2022	1,280
2023	632
2024	9
2025	9
Thereafter	1
Total estimated amortization expense	$2,294

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Accrued advertising	$8,358	$8,691
Accrued employee compensation and benefits	2,356	2,085
Accrued professional fees	1,504	1,819
Accrued service providers	1,716	2,433
Accrued value-added, sales, and other non-income-based taxes	7,835	8,897
Current portion of income tax payable	1,335	1,536
Current portion of lease liabilities	1,532	1,932
Other	2,102	1,036
Accrued expenses and other current liabilities	$26,738	$28,429

Other liabilities consist of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Deferred payment to Zoosk's shareholders	$11,249	$10,373
Lease liabilities, less current portion	4,364	4,650
Sublease security deposit	1,038	1,038
Other	1,469	1,480
Other liabilities	$18,120	$17,541

Note 6. Long-term Debt

On July 1, 2019, in connection with the acquisition of Zoosk, the Company entered into a Loan Agreement with Zoosk, Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC ("Administrative Agent"), as administrative agent and collateral agent (the "Senior Secured Facilities Agreement") that provides for a four-year $125.0 million Senior Secured Facility, maturing July 1, 2023 (the "Maturity Date"). The Senior Secured Facilities Agreement provides for a term loan facility in an aggregate amount equal to $120.0 million (the "Term Loan Facility") and a revolving credit facility in an aggregate amount equal to $5.0 million (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Facilities"). Borrowings under the Facilities bear interest at a rate equal to either LIBOR plus an applicable margin of 8.0% per annum.

Term Loan Facility

On December 2, 2020, the Company entered into the Second Amendment to Loan Agreement (the "Second Amendment" and together with the Term Loan Facility, the "Amended Term Loan Facility"), which established an additional $6.0 million of term loan commitment to its existing Term Loan Facility. The additional borrowing was applied to pay the quarterly Term Loan Facility principal and interest payments on December 31, 2020 and March 31, 2021. The Second Amendment was accounted for as a modification of debt, and as such, the third-party costs incurred in connection with the Second Amendment of approximately $1.3 million were expensed as incurred. The debt issuance costs of $1.3 million that were paid directly to the lender at the closing date were capitalized and will be amortized using the effective interest method over the term of the loan. The effective interest rate on the modified loan is 11.3%. The Second Amendment requires repayment of the principal amount of $0.15 million quarterly, beginning on March 31, 2021, in addition to the $3.0 million quarterly principal repayment of the original Term Loan Facility and the modified interest.

On March 5, 2021, the Company entered into a Limited Waiver under Loan Agreement (the "Limited Waiver") with the Administrative Agent and the lenders pursuant to which certain defaults under the Senior Secured Facilities Agreement were waived. In consideration of the Limited Waiver, the Company agreed to pay the Administrative Agent, for the ratable benefit of the lenders, a fee of $0.5 million upon the execution of the Limited Waiver, plus $0.3 million paid in kind by capitalizing such amount into the principal balance under the Senior Secured Facilities Agreement. The aggregated fees were capitalized and will be amortized using the effective interest rate of 11.8%. The aggregated outstanding principal balance of the existing Term Loan Facility and the Second Amendment is $88.7 million and $104.7 million as of September 30, 2021 and December 31, 2020, respectively. The amortized cost basis of the Amended Term Loan Facility is $84.7 million and $99.1 million as of September 30, 2021 and December 31, 2020, respectively.

In addition, pursuant to the terms of the Amended Term Loan Facility, within 5 days after the annual financial statements are required to be delivered to the lender, the Company is required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow, as defined in the Term Loan Facilities, of the most recently completed fiscal year. For the nine months ended September 30, 2021 and 2020, the Company made a prepayment of $6.8 million and $3.3 million, respectively.

Revolving Credit Facility

The $5.0 million Revolving Credit Facility has a commitment fee of 0.75% per annum on the unutilized commitments thereunder payable on the Maturity Date. As the Revolving Credit Facility is not expected to be drawn down, transaction costs and upfront fees totaling $0.3 million related to the Revolving Credit Facility were deferred and are being amortized over the term of the agreement. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2021 and December 31, 2020.

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

In addition, the Facilities, as revised by the Second Amendment, require the following financial covenants to be maintained: (i) a fixed charge coverage ratio of no less than 0.90 and 1.25 for the quarter ended September 30, 2021 and December 31, 2020, respectively, (ii) a net leverage ratio of no greater than 2.50 and 2.60 for the quarter ended September 30, 2021 and December 31, 2020, respectively, and (iii) a minimum liquidity threshold of $10.0 million at the end of each month following the closing date of the loan, consisting of available cash funds and availability under the Revolving Credit Facility. The Facilities also contain certain customary affirmative covenants and events of default, including a change of control. The Company is in compliance with all of its financial covenants as of September 30, 2021 and December 31, 2020.

Note 7. Contingencies

The Company is involved in lawsuits, claims and proceedings incident to the ordinary course of business and establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Any claims against the Company, whether meritorious or not, could result in costly litigation, require significant amounts of management's time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its liquidity, results of operations or financial condition.

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against the Company and Zoosk in the U.S. District Court for the Northern District of California by individuals claiming to be Zoosk users whose information was affected by the 2020 security incident disclosed by Zoosk. The complaint, as subsequently amended, asserts that by reason of the Zoosk security incident Spark and Zoosk violated the California Consumer Privacy Act ("CCPA"), the California Unfair Competition Law ("UCL"), and common-law obligations. Based on these assertions, the complaint seeks statutory damages, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. On December 14, 2020, plaintiffs voluntarily withdrew their claim under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk's motion to dismiss the remainder of the complaint for failure to state a claim by dismissing the UCL claim, but allowing the common-law claim to go forward. The court held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company. Zoosk answered the portion of the complaint that asserts the one remaining common-law claim by denying its material allegations and asserting a number of affirmative defenses. The court stayed the case pending resolution of the jurisdictional discovery. On May 6, 2021, plaintiffs voluntarily dismissed the Company from the case and the stay was lifted. On July 28, 2021, plaintiffs filed a second amended complaint re-alleging the UCL claim on behalf of a subclass. The court granted Zoosk’s motion to dismiss that amended claim on October 5, 2021. On October 28, 2021, plaintiffs sought leave to file a third amended complaint that re-alleges a UCL claim. The court is set to rule on that request on January 13, 2022. Zoosk and plaintiffs are currently engaged in discovery and the case is scheduled for trial commencing September 12, 2022.

Separately, a group of lawyers that is different from those who filed the putative class action described above filed 77 separate arbitration demands against Zoosk in the Judicial Arbitration and Mediation Services, Inc. ("JAMS") arbitration forum. Zoosk has objected that neither JAMS nor any arbitrator appointed by JAMS has authority to arbitrate any of these claims or to rule on the issue of arbitrability. JAMS has nonetheless determined to commence arbitration proceedings in regard to one of the arbitration claims filed to date and has appointed an arbitrator for that one claim. Zoosk is participating in that arbitration under protest and reserving its arbitrability objections. That arbitration is scheduled for hearing on January 18, 2022. JAMS has initiated three further arbitration claims previously filed and intends to proceed with those arbitrations if requisite fees are paid. Zoosk will continues to refuse to pay the respondents’ share but will participate under protest if the arbitration proceeds.

On May 5, 2021, the same group of attorneys that filed the arbitration demands, described above, filed a petition to compel arbitration in the U.S. District Court for the Northern District of California on behalf of three individuals claiming to be Zoosk users affected by the 2020 security incident. Counsel for the petitioners voluntarily dismissed the petition in its entirety on July 15, 2021.

Elite Connexion v. Spark GmbH

On September 20, 2018, Elite Connexion filed a cease and desist order and damage claim in France against Spark GmbH, alleging that Spark GmbH bid on search engine terms which violated an agreement between the parties. In Elite Connexion's claim, which was amended in September 2019, Elite Connection claimed damages for loss of profit, legal fees, and court fees. The parties agreed in principle to a settlement in September 2020 subject to negotiation of the settlement agreement. The Company recorded an accrual for the loss contingency in relation to a potential settlement of these matters. On August 10, 2021, the Company entered into a settlement agreement with Elite Connexion to settle the dispute. There was no material impact to the financial statement as of September 30, 2021.

Intellectual Property

Trademarks are an important element in running online dating websites and mobile applications. Given the large number of markets and brands, the Company deals with claims against its trademarks from time to time in the ordinary course of business. The Company vigorously defends against each of the above legal proceedings. In August 2021, the Company settled certain national trademark disputes in Europe.

The Company may encounter future legal claims in the normal course of business.

At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition and believes the recorded legal provisions as of September 30, 2021 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company's favor.

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

The following table presents the carrying values and the estimated fair values of long-term debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion(1)	$84,667	$101,158	$99,146	$107,504

(1) At September 30, 2021 and December 31, 2020, the carrying value of long-term debt is net of unamortized original issue discount and debt issuance costs of $4.0 million and $5.5 million, respectively.

The Company's financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

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

In connection with the adoption of the LTIP, the Administrative Board authorized for 2020 the issuance of virtual options for up to three million ADSs, including up to one million zero-priced options. As of September 30, 2021, 142,097 virtual options, and 356,941 zero-priced options were available for future grant.

The fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model for the nine months ended September 30, 2021. The inputs used in the measurement of the fair values at the date of grant are summarized below:

	Virtual Stock Options		Zero-Priced Options
	Long Call	Short Call	Long Call	Short Call
	Option	Option (Cap)	Option	Option (Cap)
Stock price	$3.21 - $5.42	$3.21 - $5.42	$3.21 - $5.42	$3.21 - $5.42
Strike price	$3.13 - $5.34	$31.30 - $53.40	$—	$50.00
Term	4.65 - 4.67	4.65 - 4.67	4.65 - 4.67	4.65 - 4.67
Volatility	62.7% - 64.0%	62.7% - 64.0%	62.7% - 64.0%	62.7% - 64.0%
Dividend	—%	—%	—%	—%
Risk-free rate	0.7% - 0.9%	0.7% - 0.9%	0.7% - 0.9%	0.7% - 0.9%

The following table summarizes the activity for the Company's options under the LTIP during the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	1,550,000	$4.74	6.22	$0.90
Granted	523,400	4.50
Exercised	(7,250)	3.14
Forfeited	(208,247)	4.57
Outstanding as of September 30, 2021	1,857,903	$4.70	5.88	$0.05
Vested at September 30, 2021	514,571

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2020	1,550,000	$2.99
Granted	523,400	1.89
Vested	(521,821)	3.08
Forfeited	(208,247)	2.86
Unvested as of September 30, 2021	1,343,332	$2.54

The following table summarizes the activity for the Company's zero priced options under the LTIP during the nine months ended September 30, 2021:

Number of Shares

Outstanding as of December 31, 2020	674,000
Granted	200,900
Exercised	(164,063)
Forfeited	(67,778)
Outstanding as of September 30, 2021	643,059
Vested and Exercisable at September 30, 2021	71,729

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2020	674,000	$6.13
Granted	200,900	3.85
Vested	(235,792)	6.25
Forfeited	(67,778)	5.78
Unvested as of September 30, 2021	571,330	$5.32

The total unrecognized compensation expense related to awards granted under the LTIP at September 30, 2021 was $3.9 million, which will be recognized over a weighted-average period of 2.97 years.

Total stock-based compensation expense for all the plans are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) is as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cost of revenue, exclusive of depreciation and amortization	$—	$—
Sales and marketing	49	120
Customer service	26	29
Technical operations and development	222	320
General and administrative	1,801	3,381
Total stock-based compensation expense	$2,098	$3,850

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading "Risk Factors." The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ demographic and faith-based affiliations. Since our inception, we have had 97 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

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

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, we maintained stable churn levels during the period and experienced positive user engagement. The global outbreak of COVID-19 continues to rapidly evolve. Management is actively monitoring the global situation and potential impact on its business. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the period ended September 30, 2021. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

Direct Marketing

Direct Marketing is defined as online and offline advertising spend and is included within Cost of revenue, exclusive of depreciation and amortization within our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Registrations	3,398,389	3,749,229	10,192,943	11,417,809
Average Paying Subscribers	865,752	952,704	880,238	933,752
Total Monthly ARPU	$20.52	$21.27	$20.82	$20.82

Net Revenue	$53,297	$60,784	$164,929	$174,968
Direct Marketing	27,988	31,523	84,817	88,153
Contribution	$25,309	$29,261	$80,112	$86,815

During the three and nine months ended September 30, 2021, new members registered to our platforms decreased by 0.4 million, or 9.4%, and 1.2 million, or 10.7%, respectively, compared to the same periods in 2020. Average paying subscribers during the three and nine months ended September 30, 2021 decreased by 0.1 million, or 9.1%, and 0.1 million, or 5.7%, respectively, compared to the same periods in 2020. The decreases were primarily driven by declines in registration of the Zoosk brand.

Monthly ARPU for three months ended September 30, 2021 decreased by 3.5% compared to the same period in 2020. For the nine months ended September 30, 2021, monthly ARPU remained flat compared to the same period in 2020.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$53,297	$60,784	$(7,487)	(12.3)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	34,804	39,459	(4,655)	(11.8)%
Sales and marketing expenses	1,271	962	309	32.1%
Customer service expenses	1,842	1,821	21	1.2%
Technical operations and development expenses	5,195	4,480	715	16.0%
General and administrative expenses	6,133	8,647	(2,514)	(29.1)%
Depreciation and amortization	1,060	2,512	(1,452)	(57.8)%
Total operating costs and expenses	50,305	57,881	(7,576)	(13.1)%
Operating income	2,992	2,903	89	3.1%
Other income (expense):
Interest income	—	34	(34)	(100.0)%
Interest expense	(3,110)	(3,135)	25	(0.8)%
(Loss) gain on foreign currency transactions	(978)	1,539	(2,517)	(163.5)%
Other income (expense)	7	—	7
Total other expense, net	(4,081)	(1,562)	(2,519)	161.3%
(Loss) income before income taxes	(1,089)	1,341	(2,430)	(181.2)%
Income tax expense(1)	(1,601)	(1,485)	(116)	7.8%
Net loss	$(2,690)	$(144)	$(2,546)	1768.1%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$164,929	$174,968	$(10,039)	(5.7)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	104,603	109,223	(4,620)	(4.2)%
Sales and marketing expenses	3,474	3,202	272	8.5%
Customer service expenses	5,605	5,834	(229)	(3.9)%
Technical operations and development expenses	14,889	14,139	750	5.3%
General and administrative expenses	21,548	23,870	(2,322)	(9.7)%
Depreciation and amortization	5,648	7,165	(1,517)	(21.2)%
Impairment of intangible assets and goodwill	32,086	—	32,086
Total operating costs and expenses	187,853	163,433	24,420	14.9%
Operating (loss) income	(22,924)	11,535	(34,459)	(298.7)%
Other income (expense):
Interest income	—	74	(74)	(100.0)%
Interest expense	(10,352)	(9,987)	(365)	3.7%
(Loss) gain on foreign currency transactions	(2,122)	1,332	(3,454)	(259.3)%
Other (expense) income	(11)	200	(211)	(105.5)%
Total other expense, net	(12,485)	(8,381)	(4,104)	49.0%
(Loss) income before income taxes	(35,409)	3,154	(38,563)	(1222.7)%
Income tax expense(1)	(22,812)	(4,626)	(18,186)	393.1%
Net loss	$(58,221)	$(1,472)	$(56,749)	3855.2%

(1) We identified an error related to the calculation of income tax provision that impacted the comparative consolidated financial statements for the quarter ended March 31, 2020. Management evaluated these adjustments and concluded that this error was not material to any previously issued financial statements. For comparability, the prior period comparative figures that are presented herein have been revised to present the correct figures. Refer to Note 1 for additional information.

Comparison of Three and Nine Months Ended September 30, 2021 and September 30, 2020

Revenue

Revenue during the three and nine months ended September 30, 2021 decreased by $7.5 million, or 12.3%, and $10.0 million, or 5.7%, respectively, compared to the same periods in 2020. For the three and nine months ended September 30, 2021, the decrease in revenue was attributable to the decrease in the number of average paying subscribers of 9.1% and 5.7%, respectively, related to Zoosk brand, partially offset by the increase in the core Spark brands.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue during the three and nine months ended September 30, 2021 decreased by $4.7 million, or 11.8%, and $4.6 million, or 4.2%, respectively, compared to the same period in 2020. The decrease was primarily due to the reduction in marketing spend for Zoosk and commission expense for mobile application due to a decrease in revenues.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries for our sales and marketing personnel and expenses for market research. During the three and nine months ended September 30, 2021, sales and marketing expenses increased by $0.3 million, or 32.1%, and $0.3 million, or 8.5%, respectively, compared to the same periods in 2020. The increase was primarily driven by an increase in headcount within sales and marketing organization during the third quarter of 2021.

Customer service expenses

Customer service expenses consist primarily of third-party service fees and personnel costs associated with our customer service centers. The members of our customer service team primarily respond to billing questions, detect and eliminate suspected fraudulent activity, and address site usage and dating questions from our members. Customer service expenses remained relatively flat during the three months ended September 30, 2021 compared to the same period in 2020. During the nine months ended September 30, 2021, customer service expenses decreased by $0.2 million, or 3.9%, compared to the same period in 2020. The decrease was mainly attributable to a reduction in personnel costs due to consolidation of customer service employee headcount during the first quarter of 2021.

Technical operations and development expenses

Technical operations and development expenses consist primarily of the personnel and systems necessary to support our corporate technology requirements as well as costs incurred in the development, enhancement and maintenance of our new and existing technology platforms. Technical operations and development expenses during the three months ended September 30, 2021 increased by $0.7 million, or 16.0%, compared to the same period in 2020. The increase was primarily driven by an increase in personnel costs due to higher headcount in the third quarter of 2021 compared to the same period in 2020. The increase of $0.8 million, or 5.3%, during the nine months ended September 30, 2021 was driven by higher headcount in the second and third quarters of 2021 compared to the same period in 2020.

General and administrative expenses

General and administrative expenses consist primarily of corporate personnel-related costs, professional fees, occupancy and other overhead costs. General and administrative expenses decreased by $2.5 million, or 29.1%, and $2.3 million, or 9.7%, during the three and nine months ended September 30, 2021, respectively. The decrease was primarily driven by a decrease in stock-based compensation expense due to higher grants in 2020 and higher forfeitures in 2021. In addition, we had higher accounting and audit fees in connection with the U.S. GAAP conversion during the third quarter of 2020.

Other income (expense)

Other expense, net, consist primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expenses, net, during the three and nine months ended September 30, 2021 increased by $2.5 million, or 161.3%, and $4.1 million, or 49.0%, compared to the same periods in 2020. The increase in both periods was primarily related to an increase in losses on foreign currency transactions and interest expense on the deferred payment to Zoosk's shareholders due to an increase in the stated interest rate from 2% to 12% per annum. During the three and nine months ended September 30, 2021, net foreign exchange losses increased by $2.5 million and $3.5 million, respectively, compared to the same periods in 2020. During the three and nine months ended September 30, 2021, interest expense on the deferred payment to Zoosk's shareholders increased $0.2 million and $0.6 million, respectively, compared to the same periods in 2020.

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

Income tax expense

Income tax expense was $1.6 million for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020, which reflects an effective tax rate of (146.0)% and 126.6%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $22.8 million and $4.6 million, respectively, which reflect an effective tax rate of (64.5)% and 147.0%, respectively. The increase in income tax expense was primarily driven by change in valuation allowance for U.S. deferred tax assets and impairment of goodwill and intangible assets.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(2,690)	$(144)	$(58,221)	$(1,472)
Net interest expense	3,110	3,101	10,352	9,913
Loss (gain) on foreign currency transactions	978	(1,539)	2,122	(1,332)
Income tax expense	1,601	1,485	22,812	4,626
Depreciation and amortization	1,060	2,512	5,648	7,165
Impairment of intangible assets and goodwill	—	—	32,086	—
Stock-based compensation expense	482	1,506	2,098	3,850
Acquisition-related costs(1)	—	81	—	1,545
Other costs(2)	412	635	1,822	1,557
Adjusted EBITDA	$4,953	$7,637	$18,719	$25,852

(1) Acquisition related costs primarily consist of transaction costs, including legal, consulting, advisory fees, and severance and retention costs.
(2) Includes primarily consulting and advisory fees related to special projects, as well as non-cash acquisition related expenses, post-merger integration activities and long-term debt transaction and advisory fees.

Liquidity and Capital Resources

Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. Sources of liquidity are cash balances and cash flows from operations and borrowings. From time to time, we may obtain additional liquidity through the issuance of equity or debt. As of September 30, 2021, we had cash and cash equivalents of $12.4 million.

As of September 30, 2021 and December 31, 2020, we had outstanding principal debt balance of $88.7 million and $104.7 million, respectively. We believe that we will continue to have adequate liquidity on hand to meet our payment requirement under our Loan Agreement, dated July 1, 2019, with Zoosk, Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent (the "Senior Secured Facilities Agreement") during the fiscal year 2021. We are in compliance with all of our financial covenants with a net leverage ratio of 2.35 as of September 30, 2021. See Note 6. Long-term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of our debt.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors and those set forth in Part II, Item 1A "Risk Factors" of our Form 10-K for the year ended December 31, 2020. We do not anticipate requiring additional capital; however, if required or desirable, we may utilize our Revolving Credit Facility or issue additional equity in the private or public markets. Under the Senior Secured Facilities Agreement, we are subject to various financial covenants including a monthly liquidity requirement and quarterly tests including guarantor coverage test, maximum leverage ratio and minimum asset coverage ratio. Additionally, it includes covenants that, among other things, restricts our ability and the ability of its subsidiaries to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions and make share repurchases, make certain acquisitions, engage in certain transactions with affiliates, and change lines of business. We do not have any off-balance sheet arrangements as of September 30, 2021.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$9,589	$13,367
Investing activities	(905)	(2,621)
Financing activities	(16,766)	(12,320)
Net change in cash and cash equivalents and restricted cash	$(8,082)	$(1,574)

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as depreciation and amortization, impairment of goodwill and intangible assets, stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2021, a decrease of $3.8 million compared to $13.4 million during the three months ended September 30, 2020. The decrease was primarily driven by an increase in net loss from $1.5 million to $58.2 million.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, purchase of property and equipment and business acquisition.

Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2021, a decrease of $1.7 million compared to $2.6 million during the nine months ended September 30, 2020. The decrease was primarily due to the cash paid for the Zoosk acquisition final adjustment surplus of $0.5 million during the nine months ended September 30, 2020, and the additional capital expenditures of $1.2 million during the same period in 2020.

Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt.

Net cash used in financing activities was $16.8 million for the nine months ended September 30, 2021, an increase of $4.5 million compared to $12.3 million during the nine months ended September 30, 2020. The increase was primarily attributable to the fee paid in connection with the execution of the Limited Waiver under Loan Agreement in March 2021 that we entered into with the parties to the Senior Secured Facilities Agreement of $0.5 million and a higher mandatory prepayment made during the second quarter of 2021 compared to same period in 2020.

Recent Accounting Pronouncements

See Note 1 Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part I. Item 1. of this quarterly report for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Please refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the “Critical Accounting Policies and Estimates” section of our Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K") for a full description of all of our critical accounting estimates. We believe there have been no new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the three months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (our principal accounting officer) and Chief Executive Officer (our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of September 30, 2021, due to the material weakness in our internal control over financial reporting previously identified in our 2020 Form 10-K which continues to exist, our disclosure controls and procedures were not effective.

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

PART II
Other Information

Item 1. Legal Proceedings

For information that updates the disclosure set forth under Part I. Item 3. Legal Proceedings in our 2020 Form 10-K, refer to Note 7 Contingencies to the Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Please refer to Part I. Item 1A. Risk Factors of our 2020 Form 10-K for a discussion of our risk factors. The risks and uncertainties are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We believe there have been no new risk factors, or material changes to our existing risk factors, during the three months ended September 30, 2021.

Item 2. Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective on August 10, 2021, David Clark was appointed as the Chief Financial Officer of the Company. In connection with Mr. Clark's appointment, the Company also entered into an executive director service agreement with Mr. Clark. Pursuant to the executive director service agreement between the Company and Mr. Clark, Mr. Clark will have an annual base salary of $60,000 (in addition to his salary under his employment agreement with the Company's wholly-owned subsidiary, Spark Networks, Inc.). The term of the executive director service agreement is three years.

Effective on August 23, 2021, Colleen Brown was appointed as the Company's non-executive chair of the Board of Directors.

Item 6. Exhibits

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.
31.1
Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
31.2
Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
101.1
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (“XBRL”):
•unaudited condensed consolidated balance sheets;
•unaudited condensed consolidated statements of operations and comprehensive loss;
•unaudited condensed consolidated statements of shareholders’ equity;
•unaudited condensed consolidated statement of cash flows; and
•notes to unaudited condensed consolidated financial statements.
X
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in Inline XBRL and contained in Exhibit 101.1

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Networks SE

Date: November 15, 2021	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)