Form 10-K
period 2021-12-31
Spark Networks SE
filed 2022-03-16
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-38252

Spark Networks SE
(Exact name of Registrant as specified in its Charter)

Germany	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Kohlfurter Straße 41/43 Berlin Germany	10999
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (+49) 30 868000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares each representing one-tenth of an ordinary share	LOV	The Nasdaq Stock Market, LLC
Ordinary shares, €1.00 nominal value per share*
* Not for trading purposes, but only in connection with the registration of American Depository Shares pursuant to the requirements of the Securities and Exchange Commission.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the registrant’s American Depository Shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $99.7 million.
The number of ordinary shares outstanding as of March 7, 2022 was 2,617,397.

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

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ demographic and faith-based affiliations. Since our inception, we have had nearly 100 million users register with our dating platforms (which includes inactive accounts). We currently operate a portfolio of brands accessible to customers across the globe. However, our focus is in five key geographies – USA, Canada, Australia, UK and France, where we generate the majority of our revenues.

Our vision is to be the world’s leader in social dating for meaningful relationships. It encompasses the following pillars:

•We build world’s best dating communities focused on the 40+ age demographic and religious communities: our users are active, committed and sophisticated.
•We excel in customer safety, privacy and social dating features.
•We create engaging brands and innovative products to help our customers find true love seamlessly.

We offer services both via websites and mobile applications accessed mostly through a “subscription” business model, where certain basic functionalities are provided free of charge, while providing premium features (such as interacting with other community members via messages) only to paying subscribers.

Subscription revenue is our primary source of income, with membership subscriptions accounting for the vast majority of our revenue for the years ended December 31, 2021 and 2020, respectively. Subscription length ranges from 1-month to 12-months, with most subscriptions renewing automatically unless the member opts to terminate the subscription. We also offer users "pay as you go" features and have a small but growing advertising revenue stream.

The majority of our users' activity is on mobile devices. We have created innovative and tailored mobile applications and will continue to improve the features, functionality and engagement of our mobile websites and applications.

Our American Depository Shares ("ADS") are traded on the Nasdaq Capital Market ("Nasdaq").

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

The global online personals industry has experienced significant growth in recent years. Industry research estimates that the dating services industry revenue is expected to increase an annualized 7.8% to approximately $8 billion by 2026.

North America is currently the largest geographic market in the online personals industry, according to industry research. In recent years, we have increased our market share in the United States through the launch of EliteSingles and SilverSingles in conjunction with the 2017 and 2019 acquisitions of the largely North American brands Jdate, Christian Mingle, JSwipe, and Zoosk.

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

Operational and financial scale.

We are one of the largest online dating companies in the United States based on revenue. This allows for the operational and financial scale required for significant investments into new technologies and products, while also providing a better platform to attract and retain customers. Importantly, our marketing strength allows us to acquire a big enough pool of local customers at a national level to provide significant choice in potential partners.

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

Industry consolidator role.

The fact that we are a publicly traded online dating company in the United States enables us to issue public equity as consideration for acquisitions as we pursue further consolidation in the online dating industry.

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

We will continue to invest in product innovation, brand building, customer acquisition and partnerships to provide the best products and strongest brands in the premium and community-based dating areas. We intend to develop solutions and strengthen our brands that speak to the specific needs of our target audiences. In 2021, we launched Zoosk Great Dates, a first-to-market virtual dating feature for singles. Zoosk Great Dates aims to reinvigorate the video dating trend by enabling singles and their dates to access fun virtual date experiences in exciting global destinations, with the first batch of interactive dates set in Greece, Italy and Japan.

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

Markets and Geographical Presence of Spark Networks

We will continue to focus on premium online dating services catering to the 40+ demographic and faith-based affiliations. This strategy will include a focus on developing new and maintaining existing products.

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

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies. Our principal online personals services competitors include Match Group (which operates the Match.com, OkCupid, Plenty of Fish, Tinder and Hinge brands), Bumble (which operates Bumble and Badoo brands) and ParshipMeet Group (which operates the eHarmony, Parship, ElitePartner and Meet brands). In addition, we face competition in free and freemium mobile applications such as Tinder, Hinge and Bumble, as well as social networking sites such as Facebook.

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

Human Capital Disclosure

As a human-capital intensive business, the long-term success of our firm depends on our people. We are not only striving for communities and relationships that last for our users but also for our workforce by establishing a supportive and empowering culture. Our goal is to ensure that we have the right talent in the right place at the right time.

As of December 31, 2021, we had approximately 269 employees based in Germany and the United States.

We monitor and evaluate various turnover and attrition metrics. We believe our annualized voluntary turnover is healthy for our industry, which we attribute to our strong values-based culture, commitment to career development, attractive compensation and benefit programs, and an inclusive, diverse and safe work environment.

Value Based Culture

We strive to attract individuals who are people-focused and share our core values. We promote recognition of behavior, initiatives, and projects which model our values across the organization. We continue to intensely focus on creating a highly engaged workforce, driving improvements across our communications, our culture, our reward programs, and our work environment and fostering a collaborative, inclusive and inspiring experience for all of our employees. The efforts are reflected in a strong commitment across our workforce. The results of our Year End 2021 Annual Employee Survey, which was completed by 72% of our workforce, revealed that more than 90% of our employees are satisfied with their employment with us and 89% are motivated to achieve our goals. 90% of our employees confirmed that we offer a supportive work environment. None of our employees is covered by collective bargaining agreements, and we consider our employee relations to be good.

Commitment to Career Development

We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. We offer our employees several tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities, including Spark Academy (our in-house education program offering online, instructor-led and on-the-job learning formats.) In addition, we invest in our executive talent through succession planning and individualized development planning.

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

Diversity and Inclusion

Our employees reflect the communities we live and work in and the users we serve. As of December 31, 2021, approximately 47% of our overall workforce and 30% of our management team are women. Our eight person Board consists of two female directors, one of the members of our Board is African-American, and our CEO (who is also a member of our Board) is Latin. Our Board, CEO and senior executives model high standards of diversity, equity and inclusion and are leading sustainable change, being supported in their efforts by an employee led diversity and inclusion initiative called “Spark Together”. We believe that that the diversity of our management and workforce is key to our success.

Healthy Work Environment

During 2021, we continued to focus significant attention on the effective handling of the COVID-19 pandemic. Our response has included a re-layout of our office plans in both Berlin and Utah to ensure compliance with social distancing and hygiene requirements and a safe work environment. We made additional investments in company-wide engagement events to ensure connectivity and collaboration across the organization and implemented the use of flexible and remote work arrangements and other creative solutions. We also modified training programs to comply with distancing requirements, limited visitor entry and increased virtual meetings, and provided additional support through mental and behavioral health resources. We also developed resources to support employees and their families with additional time off, flexible schedules and employer paid benefits.

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

Risks Related to our Business and Operations
•establishing and maintaining strong brands;
•dating industry is competitive with low barriers to entry, low switching costs and new products and entrants;
•attracting new members, converting members into paying subscribers and retaining our paying subscribers;
•ability to attract and retain users through cost-effective marketing efforts;
•our revenue could be adversely affected if subscriptions cannot be automatically renewed;
•inappropriate actions by certain users could damage our brand reputation;
•our growth strategy includes acquisitions that entail significant execution, integration and operational risks and we face significant competition for such opportunities;
•the synergies and benefits of the Zoosk acquisition may not be realized or may not be realized within the expected time frame;
•our success depends on our ability to identify, hire, develop, motivate and retain highly skilled individuals;
•turnover of our top executives;
•failure to maintain an effective system of internal control over financial reporting;
•risks related to operations in international markets;
•foreign currency exchange rate fluctuations;
•risks related to COVID-19;
•adverse capital and credit market conditions could limit our access to capital and increase cost of capital;
•impairment risk of goodwill, intangible assets and other long-lived assets;

Risks Relating to Information Technology and Intellectual Property
•failure to successfully build shared services for our brands’ platforms;
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
•growth and maintenance of the Internet;
•potential for increasing app store fees;
•ability to access, collect and use personal data about our users;
•risks related to credit card payments;
•certain open-source software risks;
•credit card fees and chargeback costs of credit card companies;
•loss or material modification of our credit card acceptance privileges;
•user metrics subject to inherent challenges in measurement;

Risks Relating to our Indebtedness
•level of indebtedness and compliance with our senior secured credit facility;
•ability to generate sufficient cash to service all of our indebtedness;
•changes to how LIBOR is determined;

Risks Related to Regulation and Litigation
•claims related to the rapidly evolving regulatory framework on privacy and data protection across jurisdictions;
•publisher liability for information made available on our sites or apps;
•being subject to complex international laws;

•impact of Brexit;
•litigation risk;
•FCPA risks;
•failure to comply with United States securities laws;
•risk associated with operating as a U.S. public company;
•difficulty enforcing civil liability against Spark Networks or members of its Administrative Board;
•changes in tax treatment of companies engaged in e-commerce;

Risks Relating to the Spark Networks ADSs
•dilution of ownership interests and voting power;
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
•right to dividends or distributions on the company’s ordinary shares as a holder of ADSs;
•holders of ADSs may be unable to claim tax credits or refunds to reduce German withholding tax on dividends; and
•adverse tax consequences if Spark Networks is considered a passive foreign investment company;

Risks Relating to Our Business and Operations

Our business depends on establishing and maintaining strong brands, and if we are not able to maintain and enhance our brands, we may be unable to expand or maintain our member and paying subscriber bases.

We believe that establishing and maintaining our brands is essential to our efforts to attract and expand our member and paying subscriber bases. We believe that the importance of brand recognition will continue to increase, given the growing number of online dating sites and applications, or “apps,” and the low barriers to entry for companies offering online dating and other types of personals services. To attract and retain members and paying subscribers, and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining our distinct brands. A number of factors could negatively affect user retention, growth and engagement, including if:
•visitors, members and paying subscribers to our products do not perceive our existing services to be of higher quality;
•we introduce new services or enter into new business ventures that are not favorably received by such parties;
•users engage with our competitor’s products or services;
•users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size and quality of ads that we display;
•there are decreases in user sentiment due to questions about the quality of our user data practices or concerns related to privacy and the sharing of user data;
•there are decreases in user sentiment due to questions about the quality or usefulness of our products or concerns related to safety, security, well-being of users or other factors;
•users are no longer willing to pay for subscriptions or in-app purchases;
•users have difficulty installing, updating or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;
•we fail to keep pace with evolving online, market and industry trends (including the introduction of new and enhanced digital services);
•initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties or otherwise;
•third-party initiatives that may enable greater use of our products are discontinued;
•we adopt terms, policies or procedures related to areas such as user data or advertising that are perceived negatively by our users or the general public;
•we, our partners or companies in our industry are the subject of adverse media reports or other negative publicity;

•technical, customer service or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches, distributed denial-of-service attacks or failure to prevent or limit spam or similar content; or
•there is decreased engagement with our products as a result of changes in prevailing social, cultural or political preferences in the markets where we operate.

If any of the foregoing, among others, occur, the value of our brands could be diluted, thereby decreasing the attractiveness of our websites and mobile applications to such parties. As a result, our results of operations may be adversely affected by decreased brand recognition or negative brand perception.

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

Since we launched in 2008, we and our predecessor companies have had nearly 100 million users register with our dating platforms. A registration is deemed complete once a user has inserted an email/password combination, accepted the terms of service and clicked the registration button in order to create a profile with the respective site (such user, a “registered user”).

For the twelve months ended December 31, 2021, we had an average of approximately 875,000 paying members across all of our platforms. The vast majority of our revenue is generated by users that pay a subscription fee. Our future growth depends on our ability to attract new members that fit within our target audience, convert members into paying subscribers, retain our paying subscribers and maintain or grow user engagement of our products. This in turn depends on our ability to deliver a relevant, high-quality online personals experience to these members and our ability to remain attractive to our existing and potential paying customers. As a result, we must continue to invest significant resources in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and paying subscribers and may fail to attract new members and paying subscribers. For example, one of our strategies is to target single people with high socio-economic status who are looking for a serious and long-term relationship. If our user preferences change, or the market for this niche otherwise decreases, or this strategy is otherwise unsuccessful, we could lose users, including paying subscribers, and our market share and revenue could decrease. We cannot assure that we will be able to grow or even maintain the current size of our subscriber base. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, we will not be able to maintain or increase our current level of revenue. Our revenue and expenses will also be adversely affected if our innovations are not responsive to the needs of our members and paying subscribers or are not brought to market in an effective or timely manner.

Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in these efforts could adversely affect our business, financial condition and results of operations.

Our costs to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time depending upon a number of factors, many of which are beyond our control. Historically, we have used online and offline advertising as the primary means of marketing our services. During 2021, cost of revenue, exclusive of depreciation and amortization, decreased compared to the prior year as a result of a reduction in marketing spend for Zoosk.

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

We generally provide our premium memberships pursuant to 1-month, 3-month, 6-month and 12-month subscriptions, which are generally automatically renewed unless canceled by the subscriber. In each of the years ended December 31, 2021 and

2020, subscription revenue accounted for over 96% of our total revenue. Although we have historically experienced a high percentage of subscribers that choose an auto-renewal payment option, a significant portion of our members may choose not to do so in the future or we may encounter difficulties during the technical processing of the renewal of credit card processing due to, for instance, the expiration or blocking of the applicable credit card. We have taken steps to increase renewal rates by, for example, improving the auto-renewal success, but there can be no assurance that these efforts will remain successful in maintaining, and even increasing renewal rates in the future.

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

Moreover, the EU has introduced the Payment Services Directive, which applies more stringent rules for payments and credit card processing in the EU. The effect of this regulation could require users to take additional steps when paying online. This may have an adverse effect on the authorization levels of our users.

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

In addition, it is possible that a user of our services could be physically, financially, emotionally or otherwise harmed by an individual that such user met through the use of one of our services. While we check every new profile and monitor accounts for fraudulent activity, we are not certain that the risk of harm posed by other individuals can be eliminated. If one or more of our users suffers or alleges to have suffered any such harm, we could experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors’ dating services could result in negative publicity for the dating industry, which could in turn negatively affect our business. Concerns about such harms and the use of dating services and social networking platforms for illegal conduct, such as romance scams and financial fraud, could produce future legislation or other governmental action that could require changes to our dating services, restrict or impose additional costs upon the conduct of our business generally, subject us to liability for user conduct or cause users to abandon our dating services.

Our growth strategy includes acquisitions that entail significant execution, integration and operational risks.

We pursue a growth strategy based in part on acquisitions, with the objective of creating a combined company that we believe can achieve increased cost savings and operating efficiencies through economies of scale, especially in the integration of administrative services. We will seek to make additional acquisitions in the future to increase our scale and profitability. We have consummated several acquisitions, including (i) the acquisition of Zoosk, Inc. ("Zoosk") in July 2019, pursuant to which Zoosk became a wholly owned subsidiary of Spark Networks; (ii) the merger of Spark Networks Services GmbH (f/k/a Affinitas GmbH), a German limited company (“Affinitas”) and Spark Networks, Inc., a publicly listed Delaware corporation (“Spark”) and owner of the Jdate, Christian Mingle, and JSwipe platforms, among others in November 2, 2017, (iii) the acquisition of Samadhi, owner of the Attractive World in September 2016. We expose ourselves to operational and financial risks in connection with historical and future acquisitions if we are unable to:

•properly value prospective acquisitions, especially those with limited operating histories;
•fully identify potential risks and liabilities associated with acquired businesses;

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

Furthermore, we may not be successful in addressing other challenges encountered in connection with our acquisitions. The anticipated benefits of one or more of our acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations. While we have successfully integrated acquisitions in the past, such as in the Affinitas / Spark Merger, we cannot provide assurance that we will experience similar success with future acquisitions.

Acquisitions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems, the retention of key employees and customers, and other issues that could negatively affect our business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Although we expect the acquisition of Zoosk will result in synergies and other benefits, those synergies and benefits may not be realized or may not be realized within the expected time frame.

Our ability to realize the anticipated benefits of the Zoosk acquisition will depend, to a large extent, on the combined company’s ability to integrate the businesses of Spark Networks and Zoosk in a manner that facilitates growth opportunities and achieves projected cost savings and revenue growth without adversely affecting current revenues and investments in future growth. In addition, some of the anticipated synergies may not occur for a significant time period and will require substantial capital expenditures in the near term to be fully realized, such as the ones required to consolidate our technology platforms. Even if we are able to integrate the business and operations of Zoosk successfully, the anticipated benefits of the Zoosk acquisition, including the expected synergies, may not be realized fully or at all or may take longer to realize than expected.

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

There is significant competition for acquisition targets in the markets within which we operate. Consequently, we may not be able to identify suitable acquisitions or may have difficulty finding attractive businesses for acquisition at reasonable prices. If we are unable to identify future acquisition opportunities, reach agreements with such third parties or obtain the financing necessary to make such acquisitions, we could lose scale relative to competitors who are able to make such acquisitions. This loss of relative scale in the industry could negatively impact our capacity to compete and reduce future growth potential.

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

The continued contributions of our senior management are especially critical to our success. In particular, the loss of Eric Eichmann and/or David Clark, our Chief Executive Officer and Chief Financial Officer, and Tobias Plaputta, our Chief Technology Officer, could materially and adversely affect us. Our Chief Operating Officer and Chief Legal Officer has informed us that she will be departing the Company, and we expect her departure date will be in April 2022. For a discussion of our senior management, see Item 10—Directors, Executive Officers and Corporate Governance included in PART III of this report. Our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to provide incentives to retain existing employees, particularly our senior management, we cannot assure that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

We have experienced significant turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team or if any of the resulting vacancies cannot be filled with qualified replacements in a timely manner.

We have experienced turnover in our top executives and the replacement of these positions with new officers. During 2021, we saw the departure of our Chief Commercial Officer. We also saw the appointment of a new Chief Financial Officer.

Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions and the time and attention of the board and management needed to fill vacant roles could disrupt our business. Further, we cannot guarantee that we will not face similar turnover in the future. Although we generally enter into employment agreements with our executives, our executive officers may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

We previously identified and continue to identify material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluations and testing of internal controls over financial reporting to allow management to report annually on the effectiveness of internal control over financial reporting. This assessment requires disclosure of any material weaknesses in our internal control over financial reporting identified by management. SOX 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of internal control over financial reporting. For as long as we remain an emerging growth company ("EGC"), we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. At the time when we are no longer an EGC (which will occur no later than January 1, 2023), to the extent that we continue to identify material weaknesses in internal controls, our independent registered public accounting firm may issue an adverse report, in the event it is not satisfied with the level at which our controls are documented, designed or operating. Remediation efforts may not enable us to avoid a material weakness in the future.

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

We previously identified in prior periods and have continued to identify material weaknesses in our internal control over financial reporting. We are taking steps to remediate these material weaknesses. However, we cannot at this time estimate how long it will take to remediate the material weaknesses, and we may not ever be able to remediate the material weaknesses. For additional information regarding these material weaknesses, see Item 9A—Controls and Procedures included in PART III of this report.

In addition, we cannot assure that there will not be other material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report financial condition, results of operations or cash flows. If we are unable to conclude that internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ADSs could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict future access to the capital markets.

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

We operate in various international markets, primarily in various jurisdictions within the EU, United States and other international locations, and as a result, are exposed to foreign exchange risk for the Euro, United States dollar ("USD"), Great British pound, Australian dollar and Canadian dollar, among others. We translate international revenue into USD-denominated operating results, so during periods of a strengthening USD, our non-USD revenue will be reduced when translated into USD. In addition, as foreign currency exchange rates fluctuate, the translation of international revenue into USD-denominated operating results affects the period-over-period comparability of such results. We face similar risks as a result of revenue earned in other currencies.

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

Furthermore, as a result of the COVID-19 pandemic, most of our employees and service providers are working remotely. It is possible that continued, widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in material consumer privacy, information technology security, and fraud risks.

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

The capital and credit markets have been experiencing extreme volatility over the last few years, most recently in light of the ongoing COVID-19 pandemic and the response by U.S. and international governments thereto, including the lowering of short-term interest rates by the U.S. Federal Reserve in the first quarter of 2020, and the potential global recession resulting therefrom. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We may not be able to access cash or to incur indebtedness if the ongoing macroeconomic effects, including the COVID-19 pandemic, the closure of banks for an extended period of time or a sudden increase in requests for indebtedness at one time by many potential borrowers, either or both of which could overwhelm the banking industry.

While on December 31, 2021, we had cash and cash equivalents of $16.1 million and expect to have positive operating cash flow, we may in the future be in need of liquidity to implement our growth strategy, including to raise capital to finance acquisitions. In such a scenario, we may be forced to curtail certain operations and may be unable to operate our business as we deem appropriate. Disruptions, uncertainty or volatility in the capital and credit markets, including as a result of the COVID-19 pandemic, may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. In addition, the terms of future debt agreements could include more restrictive covenants, which could further restrict our business operations. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

Goodwill, intangible assets and other long-lived assets are subject to impairment risk.

We had $134.7 million of goodwill, $27.5 million of brands and trademarks and $1.9 million of other intangible assets as of December 31, 2021. We review the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable and test property, plant and equipment and other intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Risks related to Information Technology and Intellectual Property

A failure to successfully build global, shared services for our dating brands' technology platforms could have a material adverse effect on the Company’s business.

In 2021, we continued developing shared services to further drive the consolidation of our technology platforms with a particular emphasis on supporting the mobile applications that many of our members utilize to access our products. To mitigate a prolonged interruption in development, we focused the development of the platform consolidation in to modular technology services that we anticipate will provide us with global, highly flexible, shared technology for all of our global dating brands. These new services are expected to support future growth and to harmonize key processes. We believe that these new services will be essential to our growth initiatives and business plans. Such technology service implementations are complex and time-consuming and involve significant expenditures on system software and implementation activities, as well as changes in business processes. A failure or prolonged interruption in our technology services, or any difficulty encountered in upgrading these services, may compromise our ability to meet customer needs, or to operate our business without a material adverse effect on our financial condition.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. We also rely upon patented and patent-pending proprietary technologies relating to our products.

In addition, we rely on a combination of laws, and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect our various intellectual property rights. For example, we have generally registered, and continues to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. Effective intellectual property protection may not be available or may not seek such protection in every country in which our products are made available, and contractual disputes may affect the use of certain intellectual property governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available.

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

For instance, we settled a dispute with a competitor related to our registered figurative trademark for EliteSingles and country specific related trademarks in BeneLux, Finland, Hungary, Ireland, Sweden, Poland, Denmark and the UK. While we ultimately prevailed and defended our interests vigorously, if we had lost such a dispute, we might have been required to rebrand EliteSingles and the country specific brands in the given countries, which could have had an adverse effect on the performance of the respective EliteSingles brands.

The occurrence of such events could result in the erosion of our brands and limit our ability to market our brands using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.

If we fail to keep pace with rapid technological change, our competitive position will suffer.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance depends on our ability to adapt to rapidly changing technologies and industry standards, and the ability to continually improve the speed, performance, features, ease of use and reliability of services in response to both evolving demands of the marketplace and competitive service and product offerings. Our industry has been subject to constant innovation and competition. When one competitor introduces new features perceived as attractive to users, other competitors replicate such new features. Over the last few years, such new feature introductions in the industry have included instant messaging, message boards, e-cards, personality profiles, the delivery of content through cell phones and linking of profiles to social media accounts. There have also been subsequent enhancements on new features such as the ability to send videos and photos through instant messaging or customize user experience based on machine learning and artificial intelligence. Integration of new technologies into systems involves numerous technical challenges, substantial amounts of capital and personnel resources, and often takes many months to complete. We intend to continue to devote efforts and funds toward the development of additional technologies and services so that we can both innovate and stay competitive in the competitive landscape in which we operate. For example, in 2021, we introduced a number of new features such as virtual interactive dating in global destinations, live-streaming, and we anticipate the introduction of additional features in the future. Given that we often rely on third-party service providers to help integrate new features, we may not always be able to effectively integrate new technologies into our websites and mobile applications on a timely basis or at all, which may degrade the responsiveness and speed of our websites and mobile applications. Such technologies, even if integrated, may not function as expected.

Communicating with our users is critical to our success, and any erosion in our ability to communicate with our users could adversely affect our business, financial condition and results of operations.

To be successful, we must communicate with our subscribers and other users to, among other things, update them on their profile and related activity and to introduce them to new products and services. As a result, we must ensure that our technology and methodology for communication with our subscribers and other users evolves in step with the communication habits of our consumers. For instance, most of our communications currently take the form of email and push notifications.

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

Our business involves the collection, storage, processing, and transmission of personal data, including credit card information. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations, including large online and off-line businesses, Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and other information security incidents, including cyberattacks, ransomware, computer viruses, worms, hacking, phishing, bot attacks or other destructive or disruptive software, distributed denial of service attacks, other attempts to misappropriate customer information, some of which have involved sophisticated and highly targeted attacks. We have previously experienced and expect to continue to experience these types of breaches, attacks and other incidents. See Note 10— Commitments and Contingencies to our "Consolidated Financial Statements".

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

Any actual or perceived breach of privacy, or any actual or perceived security breach or other incidents, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of, data, result in fraudulent transfer of funds, harm our users' reputation, brand, and competitive position, damage our relationships with third-party partners, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Further, any cyberattacks or actual or perceived security and privacy breaches and other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

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

Similarly, online scammers and other similar groups may use our services and products to engage in illegal activities and it is likely that as more people use our services, these groups will increasingly seek to misuse our products. Although we invest resources to combat these activities, including by suspending or terminating accounts we believe violate our guidelines, we believe that these groups will continue to seek ways to act inappropriately and illegally on our services. Combating these groups requires our engineering and customer service teams to divert significant time and focus from improving our services.

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

We engage in a variety of activities designed to attract traffic to our various websites and mobile applications and convert visitors into members and paying subscribers. How successful we are in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our various websites and mobile applications and our oversight of such third parties to ensure that they are appropriately communicating with online users. Pursuant to these arrangements, third parties generally promote our services on their websites and mobile applications, through email campaigns, through radio and/or podcasts, and we pay them based on a variety of metrics (cost per registration, cost per one thousand impressions, a percentage of sales, etc.). Depending on how a third party communicates with online users via email, third party email service providers could treat such email campaign as spam, and ultimately limit our ability to communicate with our members and paying subscribers via email.

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

Additionally, our mobile applications are accessed through the Apple App Store and the Google Play Store, among other platforms. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our applications as well as to the pricing of our services, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our applications through their stores, including to make bug fixes or other feature updates or upgrades, the features we provide, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. For example, there is no assurance that Apple or Google will not limit or eliminate or otherwise interfere with the distribution of our applications. If either or both entities were to do so, our business, financial condition and results of operations could be adversely affected.

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

As our user base continues to shift to mobile solutions, we increasingly rely on the Apple App Store and the Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are free to download from these stores, we offer our users the opportunity to purchase paid memberships through these applications. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through these applications to users who download our applications from these stores, we pay Apple and Google, as applicable, a share of the revenue we receive from these transactions (generally 30%). As the distribution of our dating products through app stores increases, we will need to offset these increased app store fees by decreasing traditional marketing costs, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.

Our success depends, in part, on our ability to access, collect and use personal data about our users and subscribers.

We depend on search engines, digital app stores and social media platforms, to market, distribute and monetize our products and services. Our subscribers and users engage with these platforms directly, and in the case of digital app stores, may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. If these platforms limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected, our ability to identify and communicate with a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts and our ability to develop and implement safety features, policies and procedures for certain of our products and services could be adversely affected. We cannot assure you that search engines, digital app stores and social media platforms upon which we rely will not limit or increasingly limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected. For example, in March 2021, with the release of iOS 14, Apple introduced AppTrackingTransparency (ATT) which requires users to opt in before their identifier for advertisers (IDFA) can be accessed by an app, which allows advertisers to provide users with targeted advertising and to measure advertising campaigns. While ATT did not have the adverse effect we originally anticipated, we expect that other companies such as Google (Android and Chrome) and Meta (Facebook and Instagram) will introduce similar tracking frameworks, and as a result, our ability to accurately target and measure advertising campaigns at the user level may be adversely affected and we and other app developers may experience increased cost per registration.

We are subject to a number of risks related to credit card payments, including data security breaches and fraud that it or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations.

We accept payment from our users primarily through credit card transactions and online payment service providers. While we use third parties to handle and process credit card transactions, we still face risks related to security breaches involving these third-party providers. For instance, a large breach at a third-party credit card processor could cause people to cancel their credit cards, which could affect our ability to process auto-renewals. In addition, breaches at third party processors could affect consumer confidence in us because consumers may not distinguish between us and the third party when informed of the breach. Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and remediation costs, or refusal by credit card processors to continue to process payments on our behalf. The occurrence of these or similar events could have a material adverse effect on our business, results of operations, and financial conditions.

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

In addition, we have potential liability for chargebacks associated with the transactions processed on our behalf. If a customer claims that a subscription to one of our products was purchased fraudulently, the subscription price is “charged back” to us or our bank, as applicable. If we or our sponsoring banks are unable to collect the chargeback from the persons processing transactions on our behalf, or, if the credit card processor refuses or is financially unable to reimburse for the chargeback, we bear the loss for the amount of the refund paid. We also have potential liability related to fines that are levied by the major credit card companies when chargeback expenses exceed certain thresholds.

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

Risks Relating to Our Indebtedness

Our substantial level of indebtedness could materially affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2021, we had $85.6 million total outstanding indebtedness and borrowing availability of $5 million under our credit facility. Our significant indebtedness, and indebtedness that we may incur in the future, could materially adversely affect our business by:

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

On July 1, 2019, in connection with the acquisition of Zoosk, we entered into the Senior Secured Facilities Agreement (the "Senior Secured Facilities Agreement") that provides for a senior secured term loan facility in an aggregate amount equal to $120 million and a senior secured revolving facility in an aggregate amount equal to $5 million (the "Revolving Credit Facility"), which was amended on May 20, 2020 to extend the required delivery date of the audited financial statements and related year-end documentation for the fiscal year ending December 31, 2019, and which was further amended on December 2, 2020 to, among other things as set forth therein, reset the financial covenants and increase the term loan facility by $6 million (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Facilities"). Borrowings under the Senior Secured Facilities Agreement mature on July 1, 2023 and are secured by substantially all of the Company’s assets. The Senior

Secured Facilities Agreement contains certain financial covenants including quarterly testing of a maximum First Lien Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (each as defined in the Senior Secured Facilities Agreement) and monthly testing of a minimum liquidity covenant. Additional covenants, among other things, limit our and our subsidiaries' abilities to:

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

Our ability to comply with these covenants in the future is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. In March 2021, the administrative agent to the Amended Term Loan Facility entered into the Limited Waiver pursuant to which certain events of default under the Senior Secured Facilities were waived for a fee. There can be no assurance that we will be able to maintain compliance with these covenants in the future. The breach of any of the debt covenants could result in an event of default under the Senior Secured Facilities Agreement. Upon the occurrence of an event of default, the lenders could make an immediate demand of the amount outstanding under the credit facility. If a default was to occur and such a demand was to be made, there can be no assurance that our assets would be sufficient to repay the indebtedness in full. If any of these events were to occur, our ability to fund our operations could be seriously harmed.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

•our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; and
•our future ability to borrow under our Senior Secured Facilities, the availability of which will depend on, among other things, our complying with the covenants in the then-existing agreements governing our indebtedness.

There can be no assurance that our business will generate sufficient cash flow from operations, or that we will be able to draw under our Revolving Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives.

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Our Senior Secured Facilities Agreement has an interest rate tied to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit LIBOR quotations by the end of 2021. On November 30, 2020, IBA extended the LIBOR transition deadline to June 30, 2023, rather than December 31, 2021, for the overnight and one-, three-, six-, and twelve-month USD LIBOR. These decisions are subject to consultation, and announcements of the official cessation of any LIBOR settings will be made separately. We cannot predict the impact of the potential phase out of LIBOR on the interest rate in our debt agreement, and whether the alternative reference rates in our debt agreement will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition.

At or prior to the cessation of LIBOR, we may need to amend our Senior Securities Facilities with our lender to be based on an alternative rate that is established, if any, as a factor in determining the interest rate. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price. If we are unable to transition our Senior Secured Facilities to an alternative variable rate prior to the discontinuation of LIBOR, we may be unable to utilize such facility. We cannot provide assurances regarding the impact of the discontinuation of LIBOR on our financial condition or whether the discontinuation of LIBOR would have a material adverse effect on our results of operations.

Risks Related to Regulation and Litigation

The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. For example, in 2016, the European Commission adopted the General Data Protection Regulation ("GDPR"), a comprehensive European Union privacy and data protection reform that became effective in May 2018. The act applies to companies established in the European Union or otherwise providing services or monitoring the behavior of people located in the European Union and provides for significant penalties in case of non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which may require that the Company make changes to the Company’s business practices and could generate additional risks and liabilities. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (so called “e-Privacy”) Directive, notably to amend rules on the use of cookies. The Court of Justice of the European Union issued a judgment in October 2019 indicating that affirmative consent would be required for non-essential tracking tools. At the same time, many countries in which we do business have already adopted or are also currently considering adopting privacy and data protection laws and regulations. Multiple legislative proposals concerning privacy and the protection of user information are being considered by the United States Congress. Various United States state legislatures intend to consider privacy legislation in the future. Other United States state legislatures such as Virginia, Nevada, and California, have already passed and enacted privacy legislation, most prominent of which is the California Consumer Privacy Act of 2018, which was signed into law in June 2018 and came into effect on January 1, 2020. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA further amends and expands the requirements of the CCPA, bringing the California law in many respects closer to the EU's GDPR. Compliance with the CPRA, which comes into full force on January 1, 2023, may impose additional burdens on us and thereby adversely affect our business. Additionally, the Federal Trade Commission and several other state regulators have increased their focus on privacy and data security practices at digital companies.

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

We maintain on our platforms personal user information, including user-to-user communications, and enable our users to share their personal information with each other in such communications. In some cases, we engage third party service providers to store this information. We have systems to protect the integrity of this information, but we have experienced and may experience in the future incidents and breaches of such information and cannot guarantee that inadvertent or unauthorized use or disclosure of such user information will not occur. When such events occur, we may not be able to remedy them and may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization. If such incidents occurred, we may be subject to claims, including government enforcement actions or fines, sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our websites and mobile applications and the other sites or applications linked to us. These types of claims have been brought, sometimes successfully, against online services in the past. We could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occurs, our revenue could be materially adversely affected, or we could incur significant additional expense.

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

These United States federal, state, municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. For example, legislative changes in the United States, at both the federal and state level, could impose new obligations in areas such as moderation of content posted on our platform by third parties, including with respect to requests for removal based on claims of copyright. Further, there are various Executive and Congressional efforts to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. Relatedly, following such Executive and Congressional actions, more changes could be required to our products that would in turn restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products.

Foreign laws and regulations can impose different obligations or be more restrictive than those in the United States. For example, the European Union is also reviewing the regulation of digital services, and it has been reported that the European Union plans to introduce the Digital Services Act (“DSA”), a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive and require such platforms, products, and services to ramp up content moderation, other age or identity verification features. Some European jurisdictions have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. In parallel, the European Commission is working on a legislative proposal to introduce new ex ante regulation of online platforms and new market investigation powers as a separate piece of legislation, the Digital Markets Act (“DMA”). If the DMA is enacted, it may contain certain regulatory requirements and/or obligations, as well as stricter rules on targeted advertising that may prohibit digital platforms from showing commercials to users based on their sensitive data, all of which could negatively impact our business. Some European jurisdictions (such as the United Kingdom and Germany) are also reviewing their competition rules in relation to digital platforms which could lead to new regulations similar to the DMA at national level. While the scope and timing of these proposals are currently uncertain, if enacted and applied to our platform, the new rules may adversely affect our business.

More specifically, concerns about harms and the use of dating products and social networking platforms for such illegal and harmful conduct have produced and could continue to produce future legislation or other governmental action. For example, in January 2020, the Committee on Oversight Subcommittee on Economic and Consumer Policy of the U.S. House of Representatives launched an investigation into the online dating industry’s user safety policies, including certain practices of our businesses relating to the identification and removal of registered sex offenders and underage individuals from our platforms. The state Attorney Generals have been taken advantage of their increasingly broader subpoena authorities and have taken increasing steps to review and, in some cases, launch broad investigations into consumer facing technology companies with a particular interest in companies offering online dating services. Government authorities may seek to restrict certain users’ access to our products if they consider such users to be in violation of laws or regulations or otherwise be a threat to public safety, as well as to impose obligations for us to use background checks on our platform, such removal and restriction of access may reduce our user growth and engagement. We have in the past be subject to such subpoena and/or investigation requests and have incurred significant costs to comply with the requests. If future legislation or governmental action is proposed or taken to address concerns regarding such harms, and if existing protections are limited or removed, we could continue to incur similar costs, and changes could be required to our products that could restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products, which may in turn materially adversely affect our business, financial condition and results of operations.

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

In addition, proposed or new legislation and regulations could also adversely affect our business, including the adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access as well as those restrict or otherwise adversely affect the level of advertising allowed by marketers. For example, in January 2022, Democratic lawmakers in the U.S. introduced the Banning Surveillance Advertising Act (the “BSAA”), which would outright prohibit advertisers from targeting advertisements to consumers including contextual targeting or broad-based geographic targeting with only a few exceptions. The bill empowers the Federal Trade Commission and state attorneys generals with the authority to enforce the new rules for targeted advertising. In the event that this bill, or the similar bills are passed and other restrictions are imposed on our business practices, we are required to or elect to make changes to our operations and our ability to retain or increase our user base, user engagement, or the level of advertising by marketers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be materially adversely affected.

Similarly, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact our business or our ability or the manner in which we provide our services, could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and subject us to additional liabilities. For example, U.S. courts have increasingly interpreted Title III of the Americans with Disabilities Act (the “ADA”) to require websites and web-based applications to be made fully accessible to individuals with disabilities. As a result, we may become subject to claims that our apps are not compliant with the ADA, which may require us to make modifications to our products to provide enhanced or accessible services to, or make reasonable accommodations for, individuals, and could result in litigation, including class action lawsuits.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union, or Brexit, and the implementation of the trade and cooperation agreement between the United Kingdom and the European Union could have a material adverse effect on our business.

In June 2016, voters in the United Kingdom approved a referendum to withdraw the United Kingdom’s membership from the European Union, which is commonly referred to as “Brexit.” The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020. On December 30, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was completed in April 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. As of January 2022, the United Kingdom has introduced certain import controls on goods from the European Union. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas that are not covered by the Trade and Cooperation Agreement. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.

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

As a United States reporting company, we incur significant legal, accounting and other expenses. Compliance with reporting and corporate governance obligations may require members of our management and finance and accounting staff to divert time and resources from other responsibilities to ensure these regulatory requirements are fulfilled and may increase legal, insurance and financial compliance costs. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, if we fail to comply with any significant rule or requirement associated with being a public company, such failure could result in the loss of investor confidence and could harm our reputation and cause the market price of our ADSs to decline.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies classified as "domestic filers" under the Exchange Act, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, financial condition, and results of operations.

As of January 1, 2021, we are no longer considered a “foreign private issuer” under the Exchange Act and are therefore no longer exempt from certain rules under the Exchange Act. As such, and particularly after we cease to be an EGC (which will occur no later than January 1, 2023), we will incur greater legal, accounting, finance, and other expenses than we incurred as a foreign private issuer.

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

Risks Relating to the Spark Networks ADSs

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

There may be limited trading volume for our ADSs on the Nasdaq Capital Market, such that trading does not reach the level that enables holders of our ADSs to freely sell their ADSs in substantial quantities on an ongoing basis and thereby readily achieve liquidity for their investment. In addition, if there is limited trading volume, our ADSs may experience significant market price and volume fluctuations in the future, in response to factors such as announcements of developments related to us and our subsidiaries, announcements by our competitors, fluctuations in financial results and general conditions in the dating services industry.

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

Members of the Administrative Board and holders of 5% or more of our ordinary shares beneficially own a majority of our ordinary shares (including our ordinary shares represented by our ADSs). Currently, our principal stockholders (those stockholders owning at least 5% of our ordinary shares) and management hold approximately 26% (excluding any shares underlying options) of our ordinary shares (which may be held in the form of our ADSs). These stockholders have significant influence over the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to influence the outcome of elections of members of Administrative Board, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their ordinary shares, which might affect the prevailing market price for our ADSs.

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

The rights and terms of our ADSs are designed to replicate, to the extent reasonably practicable, the rights attendant to our ordinary shares, for which there is no active trading market in the United States. However, because of aspects of German law, our Articles of Association and the terms of the Deposit Agreement under which our ADSs are issued, your rights as a holder of our ADSs will differ in various ways from a stockholder’s rights, and you may be affected in other ways, including:

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

Item 2. Properties.

Our principal administrative activities are located in our approximately 2,620 square meter leased facility in Berlin, Germany. We also lease additional office space in New York, Utah, and California in the United States. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations. The leases for our facilities vary in dates and terms, with the main facility’s lease expiring on January 31, 2024.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s ADSs, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders
Our ADSs are listed for trading on the Nasdaq Capital Market under the symbol “LOV”.

As of March 7, 2022, the number of holders of record of our ADSs was 71. This number does not include beneficial owners whose ADSs are held in street name.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our equity securities during the fiscal year 2021.

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

Overview

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations. Since our inception, we have had nearly 100 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

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

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, we maintained stable churn levels during the period and experienced positive user engagement. The global outbreak of COVID-19 continues to rapidly evolve. Management is actively monitoring the global situation and potential impact on its business. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the period ended December 31, 2021. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Year Ended December 31,
	2021	2020
Registrations	13,146,834	14,809,382
Average Paying Subscribers	874,922	927,951
Total Monthly ARPU	$20.66	$20.93

Net Revenue	$216,905	$233,036
Direct Marketing	105,805	115,059
Contribution	$111,100	$117,977

New members registered to our platforms in 2021 decreased by 1.7 million, or 11.2%, compared to 2020. Average paying subscribers in 2021 decreased by 53 thousand, or 5.7%, compared to 2020. The decrease was primarily driven by a decline in registrations of the Zoosk brand.

Monthly ARPU for 2021 decreased by 1.3% compared to 2020.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Revenue	$216,905	$233,036	$(16,131)	(6.9)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	131,974	142,459	(10,485)	(7.4)%
Selling, general and administrative expenses	59,408	63,136	(3,728)	(5.9)%
Depreciation and amortization	6,593	9,384	(2,791)	(29.7)%
Impairment of goodwill, intangible assets, and capitalized software	52,950	51,236	1,714	3.3%
Total operating costs and expenses	250,925	266,215	(15,290)	(5.7)%
Operating loss	(34,020)	(33,179)	(841)	2.5%
Other income (expense):
Interest income	—	74	(74)	(100.0)%
Interest expense	(13,453)	(13,355)	(98)	0.7%
(Loss) gain on foreign currency transactions	(2,918)	3,771	(6,689)	(177.4)%
Other income	634	1,070	(436)	(40.7)%
Total other expense, net	(15,737)	(8,440)	(7,297)	86.5%
Loss before income taxes	(49,757)	(41,619)	(8,138)	19.6%
Income tax expense	(18,398)	(4,989)	(13,409)	268.8%
Net loss	(68,155)	(46,608)	(21,547)	46.2%

Comparison of Years Ended December 31, 2021 and December 31, 2020

Revenue

Revenue in 2021 decreased by $16.1 million, or 6.9%, compared to 2020. The decrease in revenue was attributable to the decrease in the number of average paying subscribers of 5.7% related to Zoosk brand, partially offset by the increase in the core Spark brands.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue in 2021 decreased by $10.5 million, or 7.4%, compared to 2020. The decrease was primarily due to a reduction in marketing spend for Zoosk and commission expense for mobile application due to a decrease in revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses consists primarily of costs for sales and marketing, customer service, technical operations and development, and corporate functions. These costs include personnel, technology platform and system costs, third-party service and professional fees, occupancy and other overhead costs. Selling, general and administrative expenses in 2021 decreased by $3.7 million, or 5.9%, compared to 2020. The decrease was primarily driven by higher legal fees incurred during 2020 related to cybersecurity matters and a decrease in stock-based compensation expense from higher grants in 2020 and higher forfeitures in 2021. In addition, we had higher accounting and audit fees in connection with the U.S. GAAP conversion during the third quarter of 2020. The decrease was partially offset by an increase in personnel-related costs due to increased headcount in the sales and marketing and technical operations and development functions in 2021 compared to 2020.

Other income (expense)

Other expense, net, consist primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expense, net, in 2021 increased by $7.3 million, or 86.5%, compared to 2020. The increase was primarily related to a $6.7 million increase in losses on foreign currency transactions compared to 2020.

Impairment

During the second quarter of 2021, the Company lowered its financial expectations for the remainder of 2021 due to introduction of enhanced cybersecurity measures to address increased risk of cybersecurity attacks, delays in product initiatives and a more uncertain COVID-19 outlook. These factors constituted an interim triggering event as of the end of the Company's second quarter of 2021, and the Company performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill. For the Zoosk reporting unit, the Company recorded a goodwill impairment charge of $21.8 million. In addition, the Company recognized a Zoosk trademark impairment charge of $10.3 million. As part of the Company's annual impairment testing, the Company recorded additional impairment charge of $15.1 million for Zoosk trade name.

See Note 6—Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements included in Item 8 of this report for further discussion of impairment.

Income tax benefit (expense)

Income tax expense in 2021 was $18.4 million compared to $5.0 million in 2020, which reflects an effective tax rate of (37.0)% and (12.0)%, respectively. The increase in income tax expense was primarily driven by the change in the valuation allowance for U.S. deferred tax assets and the impairment of goodwill and intangible assets.

See Note 4—Income Taxes in the Notes to the Consolidated Financial Statements included in Item 8 of this report for further discussion of income taxes.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance.

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), a non-GAAP financial measure, is one of the primary metrics by which we evaluate the performance of our business, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from the ongoing operations and allows for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. We define Adjusted EBITDA as net earnings (loss) excluding net interest expense, (gain) loss on foreign currency transactions, income tax (benefit) expense, depreciation and amortization, asset impairments, stock-based compensation expense, acquisition related costs and other costs. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

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

Because of these limitations, Adjusted EBITDA should be considered in addition to other financial performance measures, including net income (loss) and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(68,155)	$(46,608)
Net interest expense	13,453	13,281
Loss (gain) on foreign currency transactions	2,918	(3,771)
Income tax expense	18,398	4,989
Depreciation and amortization	6,593	9,384
Impairment of goodwill, intangible assets, and capitalized software	52,950	51,236
Stock-based compensation expense	2,725	4,780
Acquisition-related costs(1)	—	1,545
Other costs(2)	4,155	4,106
Adjusted EBITDA	$33,037	$38,942
(1) Acquisition related costs primarily consist of transaction costs, including legal, consulting, advisory fees, and severance and retention costs.
(2) Includes primarily consulting and advisory fees related to special projects, as well as non-cash acquisition related expenses, post-merger integration activities and long-term debt transaction and advisory fees.

Liquidity and Capital Resources

Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. Sources of liquidity are cash balances and cash flows from operations and borrowings under the Senior Secured Facilities Agreement (as defined below). From time to time, we may obtain additional liquidity through the issuance of equity or debt. As of December 31, 2021, we had cash and cash equivalents of $16.1 million.

We have determined that our offshore earnings will be indefinitely reinvested outside of Germany. As a result, we have not recorded a deferred tax liability related to undistributed earnings of foreign subsidiaries as of December 31, 2021 and December 31, 2020. The Company will continue to evaluate its reinvestment policy on a quarterly basis and will adjust its deferred tax liability accordingly to the extent there is a change and adjustment is required. As of December 31, 2021, the amount of undistributed earnings was $76.1 million. Upon distribution of these earnings, we would be subject primarily to German income taxes and foreign withholding taxes. Assuming the indefinitely reinvested earnings were repatriated under the laws and rates applicable at December 31, 2021, the incremental taxes are estimated to be $4.9 million.

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

Borrowings

In July 2019, in connection with the acquisition of Zoosk, we entered into a $125 million Senior Secured Facilities Agreement which provides for $120 million under a Term Loan Facility and $5 million under Revolving Credit Facility (the "Facilities"). Borrowings under the Facilities bear interest at a rate equal to LIBOR plus an applicable margin of 8% (per annum).

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

On December 2, 2020, we entered into the Second Amendment to Loan Agreement (the "Second Amendment"), which established additional $6 million of term loan commitment to its existing Term Loan Facility. The funds were applied to pay the Term Loan Facility repayment amount for the fiscal quarter ended December 31, 2020 and for the fiscal quarter ending March 31, 2021, and any interest payable with respect to the loans for any interest payment date occurring on or prior to March 31, 2021. The Second Amendment requires additional principal repayments of $0.15 million quarterly, beginning on March 31, 2021, in addition to the $3 million quarterly repayment of the original Term Loan Facility. The interest accrued during each quarter is also payable at the end of each quarter along with the principal amount noted above.

On March 5, 2021, the Company entered into a Limited Waiver under Loan Agreement (the "Limited Waiver") with the Administrative Agent and the lenders pursuant to which certain defaults under the Senior Secured Facilities Agreement were waived. In consideration of the Limited Waiver, the Company agreed to pay the Administrative Agent, for the ratable benefit of the lenders, a fee of $0.5 million upon the execution of the Limited Waiver, plus $0.3 million paid in kind by capitalizing such amount into the principal balance under the Senior Secured Facilities Agreement. As of December 31, 2021 and 2020, we had outstanding principal debt balance of $85.6 million and $104.7 million, respectively, and there were no outstanding borrowings under the Revolving Credit Facility.

The Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions and make share repurchases, make certain acquisitions, engage in certain transactions with affiliates, and change lines of business. We are in compliance with all of our financial covenants with a net leverage ratio of 2.11 as of December 31, 2021.

See Note 9—Long-term Debt in the Notes to the Consolidated Financial Statements included in Item 8 of this report for further discussion of our debt. On March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under a new term loan facility with MGG Investment Group LP. Refer to Note 15 — Subsequent Events in the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$16,663	$18,950
Investing activities	(1,086)	(3,247)
Financing activities	(19,920)	(10,677)
Net change in cash and cash equivalents and restricted cash	$(4,343)	$5,026

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as depreciation and amortization, impairment of goodwill and intangible assets, stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash provided by operating activities in 2021 was $16.7 million, a decrease of $2.3 million compared to $19.0 million in 2020. The decrease was primarily driven by the increase in net loss from $46.6 million to $68.2 million.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, purchase of property and equipment and business acquisition.

Net cash used in investing activities in 2021 was $1.1 million, a decrease of $2.1 million compared to $3.2 million in 2020. The decrease was primarily due to the cash paid for the Zoosk acquisition final adjustment surplus of $0.5 million in 2020, and the additional capital expenditures of $1.6 million during 2020.

Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt.

Net cash used in financing activities in 2021 was $19.9 million, an increase of $9.2 million compared to $10.7 million in 2020. The increase was primarily attributable to the additional $4.6 million in proceeds from bank loans in 2020, the fee paid in connection with the execution of the Limited Waiver under Loan Agreement in March 2021 that we entered into with the parties to the Senior Secured Facilities Agreement of $0.5 million, and a higher mandatory prepayment made during the second quarter of 2021 compared to same period in 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2021, as defined in the rules and regulations of the SEC.

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

Income Taxes

As a matter of course, we may be audited by German, U.S. Federal and state, and tax authorities in the other countries within which we operate. From time to time, these audits result in proposed assessments. We are currently under audit in Germany and Israel. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized may differ from those recognized in our future financial statements based on a number of factors, including our decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and our success in supporting our filing positions with taxing authorities.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill and indefinite-lived intangible assets may be impaired. Indicators that may signal that an asset has become impaired include a significant decline in actual or projected revenue, a significant decline in the market value of our ADSs, a significant decline in performance of certain acquired companies relative to our original projections, an excess of our net book value over our market value, a significant decline in our operating results relative to our operating forecasts, a significant change in the manner of our use of acquired assets or the strategy for our overall business, a significant decrease in the fair value of an asset, a shift in technology demands and development, or a significant turnover in key management or other personnel. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform a quantitative assessment for impairment. Goodwill impairment testing is performed for the Spark and Zoosk reporting units.

The fair value of the reporting units is determined using an income approach based on discounted cash flow ("DCF") model and a market approach based on appropriate valuation multiples observed for the reporting unit's guideline public companies. The fair value results from a complex series of judgements about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. The DCF model incorporates a number of reporting unit specific market participant assumptions including future revenue growth rates and operating margins. The discount rates represent the weighted average cost of capital measuring the reporting unit's cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a reporting unit's target capital structure. The discount rates applied also include adjustments to reflect management's assessment of a market participant's view concerning other risks associated with the projected cash flows of the individual reporting units. We validate our estimates of fair value determined using the income approach considering the implied control premium to determine if the estimated enterprise value is appropriate compared to external market indicators.

During the second quarter of 2021, the Company lowered its financial expectations for the remainder of 2021 due to introduction of enhanced cybersecurity measures to address increased risk of cybersecurity attacks, delays in product initiatives and a more uncertain COVID-19 outlook. The Company determined that these factors constituted an interim triggering event as of the end of the Company's second quarter of 2021 and performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill. For the quarter ended June 30, 2021, as a result of the interim goodwill impairment test, the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. Goodwill assigned to the Spark reporting unit was $24.5 million. For the Zoosk reporting unit, the fair value did not exceed the carrying value, and the Company recorded a goodwill impairment charge of $21.8 million. For the year ended December 31, 2021 the Company performed the quantitative assessment of goodwill, and based on the results of that test, no impairment was recorded.

For our 2020 annual impairment test, based on the quantitative impairment test performed, we determined that the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. For the Zoosk reporting unit, we determined that the fair value did not exceed the carrying amount and recorded a goodwill impairment charge of $42.7 million. The impairment charge was primarily attributed to declines in the estimated undiscounted cash flows and an increase in the discount rate due to increased company-specific risk factors, which was offset by an increase in the terminal value growth rate, the net impact of which resulted in the carrying amount not being recoverable. To determine the fair value of the reporting units, we considered, among other things, expectations of projected revenue and cash flows, assumptions impacting the discount rate, changes in our stock price and changes in the carrying amounts of our reporting units with goodwill. We also considered overall business conditions. We used terminal value growth rate of 3.0% beyond the forecasted period and discount rates ranging between 11.0% to 14.0%. The terminal value growth rate increased in the current year based largely on our assessment of economic and industry trends in the most advantageous market. If all other assumptions are held constant, a 100 basis point reduction in the terminal value growth rate or 100 basis point increase in the discount rate would decrease the fair value by $9.0 million and $16.0 million, respectively.

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

We also utilize a fair value calculation to perform a quantitative assessment of indefinite-lived intangible assets, such as trade names, which are generally recorded and valued in connection with a business acquisition. We estimate the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future expected cash flows. Significant assumptions under the relief-from-royalty method include the royalty rate, projected revenue and the discount rate applied to the estimated cash flows. For the interim assessment for the quarter ended June 30, 2021 and the annual assessments in the fourth quarter of 2021 and 2020, we performed a qualitative assessment for indefinite-lived intangibles related to Jdate and Christian Networks and a quantitative assessment for those related to Zoosk. For the qualitative assessment performed, there were no impairments of indefinite-lived intangible assets in 2021 and 2020. For the quantitative assessment performed, we recorded an impairment charge in 2021 and 2020 of $25.4 million and $8.5 million, respectively, related to the Zoosk Trademark. The fair values of the remaining indefinite-lived trademarks exceeded their carrying amounts. For 2021, the Company used a royalty rate of 4.0% and discount rates ranging between 14.5% and 21%. For 2020, the Company used a royalty rate of 4.0% and discount rate of 13.5%.

Stock-based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period (generally the vesting period). Starting with awards granted in 2021, we estimate the fair value of each stock option grant using the capped-call Black-Scholes option pricing model, which requires management to make certain assumptions of future expectations based on historical and current data. The assumptions include the expected term of the stock option, expected volatility, dividend yield, and risk-free interest rate. The expected term represents the amount of time that options granted are expected to be outstanding, using the simplified method, as the Company's historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The simplified method deems the term to be the average of the time-to-vesting and contractual life of the stock-based awards. Expected volatility is estimated based on a combination of implied market volatilities, historical volatility of our stock price and other factors. The Company’s dividend yield is based on forecasted expected payments, which are expected to be zero, and the risk-free rate is derived from the U.S Treasury yield curve in effect at the time of grant.

For all previous awards, we estimate the fair value of each virtual stock option grant using a binomial option-pricing model on the grant date. The fair value determined by the binomial model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. The binomial model also considers the expected exercise multiple which is the multiple of exercise price to grant price and incorporates exercise and forfeiture assumptions based on an analysis of historical data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2021 (BDO USA, LLP; New York, NY; PCAOB ID: 243)	48

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2020 (KPMG AG Wirtschaftsprüfungsgesellschaft; Berlin, Germany; PCAOB ID: 1021)	49

Consolidated Balance Sheets as of December 31, 2021 and 2020	50

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020	51

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2021 and 2020	52

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	53

Notes to Consolidated Financial Statements	54

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2021

Shareholders and Administrative Board
Spark Networks SE
Berlin, Germany

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Spark Networks SE and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York
March 16, 2022

Report of Independent Registered Public Accounting Firm as of and for the year ended December 31, 2020

To the Shareholders and Administrative Board of Spark Networks SE:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Spark Networks SE and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG AG Wirtschaftsprüfungsgesellschaft

We served as the Company’s auditor from 2013 to 2021.

Berlin, Germany

March 31, 2021

Spark Networks SE
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$16,141	$19,267
Accounts receivable, net of allowance of $368 and $93, respectively	6,261	5,507
Prepaid expenses	3,201	4,366
Other current assets	1,085	2,140
Total current assets	26,688	31,280
Property and equipment, net	3,613	11,418
Goodwill	134,744	156,582
Intangible assets, net	29,369	58,999
Deferred tax assets	7,623	23,522
Other assets	7,764	8,642
Total assets	$209,801	$290,443
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	17,593	19,037
Accounts payable	11,474	11,127
Deferred revenue	36,973	38,304
Accrued expenses and other current liabilities	27,042	28,429
Total current liabilities	93,082	96,897
Long-term debt, net of current portion	64,531	80,109
Deferred tax liabilities	1,077	993
Other liabilities	18,418	17,541
Total liabilities	177,108	195,540
Contingencies (Note 10)
Shareholders' Equity:
Common stock, €1.00 nominal value; 3,521,005 shares authorized; 2,661,386 shares issued; 2,617,397 and 2,605,689 shares outstanding as of December 31, 2021 and 2020, respectively	3,064	3,064
Treasury stock, at €1.00 nominal value; 43,989 and 55,697 shares as of December 31, 2021 and 2020, respectively	(48)	(61)
Additional paid-in capital	223,103	220,852
Accumulated deficit	(200,403)	(132,248)
Accumulated other comprehensive income	6,977	3,296
Total shareholders' equity	32,693	94,903
Total liabilities and shareholders' equity	$209,801	$290,443

The accompanying notes are an integral part of these consolidated financial statements.

    Spark Networks SE
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$216,905	$233,036
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	131,974	142,459
Selling, general and administrative expenses	59,408	63,136
Depreciation and amortization	6,593	9,384
Impairment of goodwill, intangible assets, and capitalized software	52,950	51,236
Total operating costs and expenses	250,925	266,215
Operating loss	(34,020)	(33,179)
Other income (expense):
Interest income	—	74
Interest expense	(13,453)	(13,355)
(Loss) gain on foreign currency transactions	(2,918)	3,771
Other income	634	1,070
Total other expense, net	(15,737)	(8,440)
Loss before income taxes	(49,757)	(41,619)
Income tax expense	(18,398)	(4,989)
Net loss	(68,155)	(46,608)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,681	(4,455)
Comprehensive loss	$(64,474)	$(51,063)

Loss per share:
Basic loss per share	$(26.10)	$(17.89)
Diluted loss per share	$(26.10)	$(17.89)

Weighted average shares outstanding:
Basic	2,610,873	2,605,689
Diluted	2,610,873	2,605,689

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2020	2,661,386	$3,064	(55,697)	$(61)	$216,072	$(85,640)	$7,751	$141,186
Stock-based compensation	—	—	—	—	4,780	—	—	4,780
Net loss	—	—	—	—	—	(46,608)	—	(46,608)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,455)	(4,455)
Balance at December 31, 2020	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903
Stock-based compensation	—	—	—	—	2,725	—	—	2,725
Treasury stock issued pursuant to equity-based plans	—	—	11,708	13	(474)	—	—	(461)
Net loss	—	—	—	—	—	(68,155)	—	(68,155)
Foreign currency translation adjustments	—	—	—	—	—	—	3,681	3,681
Balance at December 31, 2021	2,661,386	$3,064	(43,989)	$(48)	$223,103	$(200,403)	$6,977	$32,693

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(68,155)	$(46,608)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	6,593	9,384
Impairment of goodwill, intangible assets, and capitalized software	52,950	51,236
Loss on tangible and intangible assets	—	341
Unrealized loss (gain) on foreign currency transactions	2,835	(2,921)
Stock-based compensation expense	2,725	4,780
Amortization of debt issuance costs and accretion of debt discounts	4,125	3,874
Deferred tax expense	15,341	3,530
Provision for credit losses	458	307
Non-cash lease expense	1,971	1,936
Change in operating assets and liabilities:
Accounts receivable	(1,381)	855
Prepaid expenses and other current assets	547	192
Other assets	337	(138)
Accounts payable, accrued expenses, and other current liabilities	(61)	(5,755)
Other liabilities	(1,877)	(1,743)
Deferred revenue	255	(320)
Net cash provided by operating activities	16,663	18,950
Capital expenditures	(1,086)	(2,734)
Acquisitions of businesses, net of cash acquired	—	(513)
Net cash used in investing activities	(1,086)	(3,247)
Proceeds from debt, net of issuance costs	—	4,634
Repayment of debt	(19,397)	(15,311)
Payments directly related to debt facility	(523)	—
Net cash used in financing activities	(19,920)	(10,677)

Net change in cash and cash equivalents and restricted cash	(4,343)	5,026
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(495)	(1,366)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,838)	3,660
Cash and cash equivalents and restricted cash at beginning of period	21,117	17,457
Cash and cash equivalents and restricted cash at end of period	$16,279	$21,117

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,251	$10,572
Cash paid for income taxes	$114	$779

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (“Spark Networks” or "the Company”) is a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations, including Zoosk, Inc. ("Zoosk"), EliteSingles, SilverSingles, Christian Mingle, Jdate and JSwipe, among others. The Company’s brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment. The Company is domiciled in Germany with significant corporate operations, including executive leadership, accounting and finance, located in the United States.

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates and assumptions are required in the determination of: revenue reserves, deferred tax asset valuation allowances, unrecognized tax benefits, classification and measurement of virtual stock option plans, and annual impairment testing of goodwill and indefinite-lived intangible assets. The Company evaluates its estimates and judgements on an ongoing basis based on historical experience, expectations of future events and various other factors that we believe to be reasonable under the circumstances and revises them when necessary. Actual results may differ from the original or revised estimates.

Liquidity and Capital Resources

The Company's financial statements are prepared in accordance with U.S. GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, the Company has generated losses from operations, incurred impairment charges to its Zoosk goodwill and intangible assets and has a working capital deficiency. These factors are potential indications of the Company's inability to continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern.

The Company's plans to alleviate these indicators include growing its subscriber base by improving its marketing techniques and implementing new features to increase customer engagement on its various platforms. Further, the Company has plans in place to refinance the existing debt to provide more covenant flexibility and allowing more resources to be invested into the business to drive growth. The Company's plans, which include refinancing the debt, along with its current cash and cash equivalents, and cash flow from operations, is expected to be sufficient to meet its anticipated cash requirements for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months from the issuance of these financial statements. On March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility. Refer to Note 15 for additional information.

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

The Company enters into contracts with customers that include promises to provide subscription services with enhanced access to our dating platforms. Revenue is recognized when the promised services are provided to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Subscription revenue is presented net of refunds and credit card chargebacks. Sales and value-added-taxes collected from customers and remitted to governmental authorities are not included in revenue and are reflected as Accrued expenses and other current liabilities on the balance sheet.

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

As subscriptions terms do not exceed one year, the Company applies the practical expedient for the recognition of incremental costs of obtaining a contract, and expenses them as incurred.

Revenue is also earned from virtual currency and advertising. Virtual currency may be redeemed by members and subscribers for certain premium features, delivery confirmation of messages, and virtual gifts. Virtual currency is paid upfront and is initially recorded as deferred revenue, and the Company records virtual currency revenue as it is redeemed. Unredeemed virtual currency is recognized into revenue if a user account is inactive for more than two years. Advertising revenues are derived primarily from sponsored links and display advertisements and is recognized when the ad is displayed, based on the number of clicks. Advertising and virtual currency revenues were each less than 3% of total revenues for all periods presented.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization, consists primarily of direct marketing advertising expenses, compensation and other employee-related costs for personnel dedicated to maintaining the Company's data centers, data center expenses, credit card fees and mobile application processing fees. The Company incurs direct marketing advertising expenses in order to generate traffic to its websites and mobile applications. Direct marketing advertising expenses are directly attributable to the revenue the Company receives from its subscribers and consist of both online and offline marketing, particularly television and out-of-home advertising. Direct marketing advertising expenses are recognized as incurred and totaled $105.8 million and $115.1 million for 2021 and 2020, respectively.

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

Defined Contribution Plan

The Company maintains a 401(k) savings plan covering all U.S. employees. Participating employees may contribute a portion of their salary into the saving plan, subject to certain limitations. The Company matches 100.0% of each employee's contributions, up to a maximum of 4.0% of the employee's eligible earnings. The Company's matching contribution expense in 2021 and 2020 totaled $0.1 million and $0.4 million, respectively.

Stock-based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period (generally the vesting period). The amount recognized as an expense is adjusted to reflect the number of awards for which the related service and non-market performance conditions are expected to be met, such that the amount ultimately recognized is based on the number of awards that meet the related service conditions at the vesting date.

The Company recognizes compensation expense on a straight-line basis from the beginning of the service period. For awards with graded-vesting features, each vesting tranche is separately expensed over the related vesting period.

The Company estimates the fair value of each stock option grant using the capped-call Black-Scholes option pricing model, which requires management to make certain assumptions of future expectations based on historical and current data. The assumptions include the expected term of the stock option, expected volatility, dividend yield, and risk-free interest rate. The expected term represents the amount of time that options granted are expected to be outstanding, using the simplified method, as the Company's historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The simplified method deems the term to be the average of the time-to-vesting and contractual life of the stock-based awards. Expected volatility is estimated based on a combination of implied market volatilities, historical volatility of our stock price and other factors. The Company’s dividend yield is based on forecasted expected payments, which are expected to be zero, and the risk-free rate is derived from the U.S Treasury yield curve in effect at the time of grant.

In a net settlement of an award, the Company does not receive payment of the exercise price from the employees but reduces the number of ADRs issued. In addition, the Company net settles for the purposes of payment of a grantee's minimum income tax obligation. ADRs issued pursuant to the exercise of the awards are issued from the Company's treasury shares.

Income Taxes

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more-likely-than-not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more-likely-than-not to be realized.

The benefit of a tax position is recognized if it is more-likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Interest Expense

Interest expense primarily includes interest for the Company's long-term debt obligation and the amortization of deferred issuance costs and original issue discounts on debt.

Earnings per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period after adjusting for dilutive securities, such as awards under equity compensation plans. Dilutive potential common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares.

As of December 31, 2021 and 2020, diluted loss per share excludes 988,180 and 296,817 potentially dilutive common shares, respectively, related to vested option awards, as their effect was anti-dilutive.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$16,141	$19,267
Restricted cash included in other current assets	138	1,850
Total cash and cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$16,279	$21,117

Accounts Receivable, net

Accounts receivable is primarily comprised of credit card payments for subscription fees, pending collection from the credit card processors. The Company recognizes current estimated credit losses for accounts receivable, net. The allowance for credit losses reflects the Company's current estimate of credit losses expected to be incurred for an estimated amount of receivables that will not be collected. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the historical losses. Historically, the Company has not experienced significant credit losses. The Company also monitors other risk factors and forward-looking information, such as country specific risks and default rates across bank cards in establishing and adjusting its allowance for credit losses. Accounts receivable are written off after all collection efforts have ceased. As of December 31, 2021 and 2020, accounts receivable is presented net of an allowance for credit losses of $0.4 million and $0.1 million, respectively. In the years ended December 31, 2021 and 2020, the Company recognized credit loss expense of $0.5 million and $0.3 million, respectively, which is included as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Concentration of Credit Risk

Financial instruments that can potentially subject the Company to concentrations of credit risk consists of cash and receivables from credit card processors. The Company reduces credit risk by placing its cash with major financial institutions with high credit ratings. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per depositor at each financial institution.

Users primarily purchase our services through the Company's mobile app and desktop stores. Payments made through these stores are processed by third-party payment providers. At December 31, 2021, two payment providers accounted for approximately 46% and 35%, respectively, of our accounts receivables, net. The comparable amounts at December 31, 2020 were 32% and 47%, respectively. Receivables from payment processors settle relatively quickly, and the Company has not experienced historical experience of losses. Management monitors the creditworthiness of payment processors closely. The Company also maintains allowances to reserve for potential refunds or chargebacks issued to users. These amounts are based on historical evidence.

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

Segment Reporting

Segments are reflective of how the chief operating decision maker (“CODM”) reviews operating results for the purpose of allocating resources and assessing performance. The Company considers a combination of factors when evaluating the composition of its operating segments, including the results regularly reviewed by the CODM, economic characteristics, services offered, classes of customers, distribution channels, geographic and regulatory environment considerations. The Company has two operating segments, Zoosk and Spark, which share similar economic and other qualitative characteristics, and are aggregated together as one reportable segment.

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

Goodwill

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the asset acquired, net of liabilities assumed. The impairment tests for goodwill are conducted at the reporting unit level, which is defined as an operating segment or one level below an operating segment, for which discrete financial information is regularly reviewed by the segment manager. For the years ended December 31, 2021 and 2020, the Company has two reporting units.

The fair value of the reporting units is determined using an income approach based on discounted cash flow ("DCF") model and a market approach based on appropriate valuation multiples observed for the reporting unit's guideline public companies. The fair value is estimated based upon a complex series of judgements about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. The DCF model incorporates a number of reporting unit specific market participant assumptions including future revenue growth rates and operating margins. The discount rates represent the weighted average cost of capital measuring the reporting unit's cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company's target capital structure. The discount rates applied also include adjustments to reflect management's assessment of a market participant's view concerning other risks associated with the projected cash flows of the individual reporting units. We validate our estimates of fair value determined using the income approach by considering the implied control premium to determine if the estimated enterprise value is appropriate compared to external market indicators. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative assessment for impairment is required. The Company may elect not to perform the qualitative assessment for some or all reporting units. For the years ended December 31, 2021 and 2020, the Company performed the quantitative assessment of goodwill.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible asset consists of acquired trade names, which are expected to contribute to cash flows indefinitely. Similar to the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the Company chooses to bypass the qualitative assessment, or if the qualitative assessment indicates that the indefinite-lived intangible asset is more-likely-than-not impaired, a quantitative impairment test must be performed. If the fair value of the indefinite-lived intangible asset is less than the carrying amount, an impairment loss is recognized in an amount equal to the difference. The Company estimates the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. Significant assumptions under the relief-from-royalty method include the royalty rate, projected sales and the discount rate applied to the estimated cash flows.

For the years ended December 31, 2021 and 2020, the Company performed the quantitative analysis for the Zoosk indefinite-lived intangible assets, while performing a qualitative analysis for all other indefinite-lived intangible assets.

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
•Brands and trademarks: 10 years
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

The Company's material financial instruments consist primarily of cash, accounts receivable, long-term debt, accounts payable and accrued expenses. The fair value of long-term debt was determined using observable inputs (Level 2). The carrying values of the Company's accounts receivable, accounts payable and accrued expenses approximated fair values at December 31, 2021 and 2020, due to the short period of time to maturity or repayment. The Company's non-financial assets, such as goodwill, intangible assets, right-of-use assets and property and equipment are adjusted to fair value when an impairment is recognized.

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

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, we maintained stable churn levels during the period and experienced positive user engagement. The global outbreak of COVID-19 continues to rapidly evolve. Management is actively monitoring the global situation and potential impact on its business. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the period ended December 31, 2021. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and the payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 will become effective for the fiscal year beginning January 1, 2023, including interim periods within the fiscal year. Early adoption of the amendments is permitted. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

Note 2. Business Combinations

On March 21, 2019, the Company entered into a merger agreement (the "Merger Agreement") with Zoosk, Inc. ("Zoosk"), to acquire 100% of the common stock of Zoosk with a combination of cash and Spark Networks ADS for consideration of $262.2 million. Zoosk became a wholly owned subsidiary of the Company.

The Merger Agreement provided for cash consideration of $105.0 million, which included $10.0 million of the cash consideration held back by the Company in order to satisfy any indemnity obligations of the holders of shares of Zoosk Capital Stock, Vested Options and Cash Out Warrants. The holdback amount accrues interest at 2.0% annually from July 1, 2019 until December 31, 2020, and 12.0% annually thereafter. The holdback amount, including accrued interest balances as of December 31, 2021 and 2020 of $1.5 million and $0.3 million, respectively, is included as Other liabilities within the Consolidated Balance Sheets. Further, $1.0 million of other consideration was placed in escrow for purposes of satisfying post-closing purchase price adjustments, if any. The Company determined that the final merger aggregate adjusted cash consideration resulted in a final adjustment surplus of $0.5 million, which was paid in February 2020. The Company financed the cash consideration through borrowings under the Senior Secured Facilities Agreement as described in Note 9—Long-term Debt.

Note 3. Revenue

For the years ended December 31, 2021 and 2020, revenue was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Subscription revenue	$208,796	$226,823
Virtual currency revenue	4,885	3,535
Advertising revenue	3,224	2,678
Total Revenue	$216,905	$233,036

Revenue disaggregated by geography, based on where the revenue is generated, consists of the following:

	Year Ended December 31,
(in thousands)	2021	2020
United States	$141,973	$155,494
Germany	1,468	1,791
Rest of world	73,464	75,751
Total Revenue	$216,905	$233,036

The Company's deferred revenue balances as of December 31, 2021 and 2020 are $37.0 million and $38.3 million, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $38.3 million and $36.0 million of revenue that was included in the deferred revenue balances as of December 31, 2020 and December 31, 2019, respectively.

Note 4. Income Taxes

Income Tax Expense

For the years ended December 31, 2021 and 2020, the Company recorded income tax expense of $18.4 million and $5.0 million, respectively, which reflects an effective tax rate of (37.0)% and (12.0)%, respectively. The Company's income tax expense in 2021 was primarily driven by U.S. Federal and state taxes, change in valuation allowance on Federal & state deferred tax assets and German net operating losses and interest carryforwards, and non-deductible German share-based compensation arrangements. The Company's income tax expense in 2020 was primarily driven by U.S. Federal and state taxes, valuation allowance on German net operating losses and interest carryforwards, and non-deductible German share-based compensation arrangements.

The components of the income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Germany	$(5,852)	$224
Foreign	(43,905)	(41,843)
Total	$(49,757)	$(41,619)

The components of the income tax expense are as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Current tax expense:
Germany	2,260	1,298
Foreign	797	161
Total current tax expense	$3,057	$1,459

Deferred tax expense:
Germany	239	3,144
Foreign	15,102	386
Total deferred tax expense	$15,341	$3,530
Income tax expense	$18,398	$4,989

The statutory income tax rate of the Company is determined by the tax rate of Spark Networks SE, consisting of the German corporate income tax of 15.8% including solidarity surcharge, as well as the trade tax of 14.4%.

Reported income tax expense differed from the amounts computed by applying the combined German corporate and trade income tax rate of 30.2% in both 2021 and 2020 to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Income tax (benefit) at statutory rate	$(15,014)	$(12,558)
Foreign tax rate differential	10,538	4,214
Impairment of goodwill	4,575	9,808
Change in valuation allowance	16,659	2,496
Share-based payment arrangements	832	1,458
Unrecognized tax benefits	255	461
Tax credits	340	(737)
Other	213	(153)
Income tax expense	$18,398	$4,989

Components of Deferred Tax Assets and Liabilities

Significant components of deferred tax assets (liabilities) are as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Deferred tax assets:
Property and equipment	$49	$85
Intangible assets	401	467
Accrued employee compensation and benefits	26	48
Deferred revenue	737	531
Lease liabilities	1,289	1,453
Interest expense carryforwards	4,567	2,985
Other	1,753	965
Tax credit carryforwards	9,323	9,789
Tax loss carryforwards	38,018	44,611
Total deferred tax assets	56,163	60,934
Less: valuation allowance	(40,233)	(18,336)
Deferred tax assets, net of valuation allowance	15,930	42,598

Deferred tax liabilities:
Intangible assets	(7,013)	(13,918)
Right-of-use assets	(1,006)	(1,339)
Property and equipment	(356)	(2,636)
Other	(1,009)	(2,176)
Total deferred tax liabilities	(9,384)	(20,069)

Net deferred tax assets	$6,546	$22,529

At December 31, 2021, the Company had German and foreign net operating losses of approximately $111.4 million and $155.0 million, respectively. At December 31, 2020, the Company had German and foreign net operating losses of approximately $143.6 million and $169.2 million, respectively. The foreign net operating loss carryforward is made up of U.S. Federal and state and Israeli losses. The U.S. Federal net operating loss carryforward will expire beginning December 31, 2025 through December 31, 2037. The U.S. state net operating loss carryforward will expire beginning December 31, 2030 through December 31, 2040. The German and Israel net operating losses have an unlimited carryforward period. Of the total U.S. Federal net operating loss carryforward, $18.7 million will carry forward indefinitely.

The U.S. Internal Revenue Code ("IRC") of 1986, as amended, imposes substantial restrictions on the utilization of carryforwards in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. Furthermore, under current German tax laws, certain substantial changes in the Group’s ownership and business may further limit the amount of German net operating loss carryforwards, which could otherwise be utilized annually to offset future taxable income.

At December 31, 2021 and 2020, the Company has U.S. Federal and state tax credit carryforwards of approximately $13.7 million and $14.4 million, respectively, which primarily relate to Research and Development ("R&D") tax credits. These tax credits will expire beginning December 31, 2027 through December 31, 2039 for U.S. Federal purposes and December 31, 2022 through December 31, 2028 for U.S. state purposes. The U.S. state R&D tax credits of $6.4 million have an unlimited carryforward period.

Periodically, the Company considers both positive and negative evidence related to the likelihood of realization of its deferred tax assets to determine, based on the weight of available evidence, whether it is more likely-than-not that some or all of the deferred tax assets will not be realized. As of December 31, 2021, the Company's valuation allowance on its U.S. Federal and state deferred tax assets was $23.8 million primarily related to net operating loss and tax credit carryforwards and $2.5 million related to Israel net deferred tax assets, primarily made up of cumulative loss carryforwards. As of December 31, 2020, the Company's valuation allowance on its U.S. Federal and state deferred tax assets was $4.0 million related to California net operating losses and California Enterprise Zone credits and $2.5 million related to Israel net deferred tax assets, primarily made up of cumulative loss carryforwards. As of December 31, 2021, the Company has a valuation allowance on all of its Federal, state, and Israel deferred tax assets with the exception of $1.1 million which could be offset against deferred tax payables. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more-likely-than-not that these U.S. assets will not be realized. The U.S. valuation allowance increased by $19.8 million during 2021 which was primarily due to establishing an additional valuation allowance on certain Federal deferred tax assets along with all additional state net operating losses and credits that were not offset by a valuation allowance at the end of December 31, 2020. The change was as a result of increases in U.S. deferred tax assets for which there existed uncertainty about our future ability to fully utilize the assets.

In addition, as of December 31, 2021 and 2020, management determined that a valuation allowance of $13.9 million and $11.8 million, respectively, was required for certain German deferred tax assets that are not more-likely-than-not to be realized due to the negative evidence which outweighed the positive evidence. For the remaining German deferred tax assets without a valuation allowance, management believes it is more-likely-than-not that the Company will generate sufficient taxable income in the appropriate future periods to realize the benefit. The $2.1 million increase in the valuation allowance during 2021 is primarily driven by an increase in German interest carryforwards.

The Company has determined that its offshore earnings will be indefinitely reinvested outside of Germany. As a result, the Company has not recorded a deferred tax liability related to undistributed earnings of foreign subsidiaries as of December 31, 2021 and December 31, 2020. The Company will continue to evaluate its reinvestment policy on a quarterly basis and will adjust its deferred tax liability accordingly to the extent there is a change and adjustment is required. As of December 31, 2021, the amount of undistributed earnings was $76.1 million. Upon distribution of these earnings, we would be subject primarily to German income taxes and foreign withholding taxes. Assuming the indefinitely reinvested earnings were repatriated under the laws and rates applicable at December 31, 2021, the incremental taxes are estimated to be $4.9 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at the beginning of the year	$4,593	$3,747
Increases for current year tax positions	242	614
Increases (decreases) for prior year tax positions	(104)	232
Statute of limitation expirations	—	—
Settlements with taxing authorities	—	—
Balance at the end of the year	$4,731	$4,593

As of December 31, 2021 and 2020, the Company has $4.7 million and $4.6 million of unrecognized tax benefits, respectively. As of December 31, 2021 and 2020, the Company has recognized $0.7 million and $0.4 million of interest and penalties respectively. The Company recognized an increase to interest and penalties of $0.3 million. Of the $4.7 million of unrecognized tax benefits as of December 31, 2021, $1.3 million would impact the effective tax rate if recognized. The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of income tax expense.

The Company is subject to income taxes in Germany and multiple other foreign jurisdictions. The Company remains subject to examination in Germany for the 2016 through 2020 tax years. U.S. Federal income tax returns of the Company are subject to IRS examination for the 2018 through 2020 tax years. U.S. state income tax returns are subject to examination for the 2017 through 2020 tax years. The Company is subject to examination in Israel for the 2016 through 2020 tax years and in France for the 2018 through 2020 tax years.

As a matter of course, the Company may be audited by Germany, U.S. Federal and state, Israel, France, the U.K. and other foreign tax authorities within which it operates. From time to time, these audits result in proposed assessments. The Company was notified during 2020 that the Israeli tax authorities were auditing Spark Networks Ltd. for the tax years 2016-2019. There is minimal activity in the entity and, while we do not expect adverse findings, any potential finding would result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. The Company was notified that the German tax authorities are auditing Spark SE for the tax years 2017-2018, as well as Spark GmbH for the tax years 2016-2018.

Based on the current status of Germany, U.S. Federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

Note 5. Property and Equipment

Property and equipment consists of the following as of December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Office and other equipment	$2,526	$3,821
Leasehold improvements	344	373
Internally developed software	3,633	13,221
Purchased software	1,108	255
Total	7,611	17,670
Less: Accumulated depreciation	(3,998)	(6,252)
Property and equipment, net	$3,613	$11,418

Depreciation expense was $2.4 million and $2.1 million for the years ended December 31, 2021 and 2020.

The Company capitalized $0.7 million and $2.5 million of internally developed software costs for the years ended December 31, 2021 and 2020.

The Company performed its annual review of internally developed software for the year ended December 31, 2021, and determined to abandon various software development projects that the Company concluded were no longer a current strategic fit based on new product initiatives and focus areas for the organization. The Company wrote-off internally developed software with a cost of $8.4 million and accumulated depreciation of $2.6 million. As a result, for the year ended December 31, 2021, the Company recognized an impairment charge of $5.8 million.

Property and equipment, net disaggregated by geography, consists of the following as of December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
United States	$742	$1,259
Germany	2,871	10,159
Total property and equipment, net	$3,613	$11,418

Note 6. Goodwill and Intangible Assets

Goodwill

The Company completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. The fair value of the reporting units was determined using a combination of an income based approach based on a present value cash flow model and a market approach based on appropriate valuation multiples observed for the reporting unit's guideline public companies.

During the second quarter of 2021, the Company lowered its financial expectations for the remainder of 2021 due to introduction of enhanced cybersecurity measures to address increased risk of cybersecurity attacks, delays in product initiatives and a more uncertain COVID-19 outlook. The Company determined that these factors constituted an interim triggering event as of the end of the second quarter of 2021, and performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill. For the quarter ended June 30, 2021, as a result of the interim goodwill impairment test, the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. Goodwill assigned to the Spark reporting unit was $24.5 million. For the Zoosk reporting unit, the fair value did not exceed the carrying value, and the Company recorded a goodwill impairment charge of $21.8 million. In connection with its annual impairment assessment, the Company performed a quantitative impairment analysis for the Zoosk reporting unit and a qualitative impairment analysis for the Spark reporting unit, and based on the results of that test, no impairment was indicated.

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

The following table summarizes the changes in the carrying amount of goodwill for the periods indicated:

(in thousands)
Balance as of January 1, 2020	$199,238
Impairment charges	(42,713)
Impact of currency translation	57
Balance as of December 31, 2020	$156,582
Impairment charges	(21,786)
Impact of currency translation	(52)
Balance as of December 31, 2021	$134,744

The total accumulated impairment loss of the Company's goodwill was $84.5 million and $62.7 million as of December 31, 2021 and 2020.

Intangible assets consists of the following as of December 31, 2021:

		December 31, 2021
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(36,360)	$—	$—	$27,440
Long-lived intangible assets:
Brands and trademarks	0.1	86	—	(50)	—	36
Acquired technology	1.5	5,910	—	(4,039)	—	1,871
Customer relationships	0.0	10,780	—	(10,780)	—	—
Licenses and domains	0.0	205	—	(183)	—	22
Other	0.0	470	—	(470)	—	—
Total intangible assets	1.6	$81,251	$(36,360)	$(15,522)	$—	$29,369

Intangible assets consists of the following as of December 31, 2020:

		December 31, 2020
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(10,960)	$—	$—	$52,840
Long-lived intangible assets:
Brands and trademarks	0.1	3,025	(2,573)	(409)	4	47
Acquired technology	1.3	7,300	—	(3,997)	—	3,303
Customer relationships	0.4	11,420	—	(8,762)	—	2,658
Licenses and domains	0.0	410	—	(361)	3	52
Other	0.0	5,203	—	(5,102)	(2)	99
Total intangible assets	1.8	$91,158	$(13,533)	$(18,631)	$5	$58,999

For the interim assessment for the quarter ended June 30, 2021, the Company recognized an impairment charge of $10.3 million for the Zoosk indefinite-lived trade name. The Company estimated the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. The Company used a royalty rate of 4% and discount rate of 14.5%. As part of the Company's annual assessment, the Company performed a qualitative assessment for Jdate and Christian Networks and a quantitative assessment for Zoosk. The Company recognized an additional impairment charge of $15.1 million for Zoosk using a royalty rate of 4% and discount rate of 21%. No impairment charge was recorded for the long-lived intangible assets for the years ended December 31, 2021 and 2020.

For the annual assessments in 2020, we performed a qualitative assessment for Jdate and Christian Networks and a quantitative assessment for Zoosk. The qualitative assessment performed, there were no impairments of indefinite-lived intangible assets, while we recorded an impairment charge of $8.5 million for Zoosk for the year ended December 31, 2020. The Company used a royalty rate of 4% and a discount rate of 13.5%.

Amortization expense for the years ended December 31, 2021 and 2020 were $4.2 million and $7.3 million, respectively.

At December 31, 2021, amortization of long-lived intangible assets for each of the next five years is estimated to be as follows:

(in thousands)	Amortization Expense
2022	1,279
2023	632
2024	8
2025	8
2026	2

Note 7. Leases

The Company's lease portfolio includes lease arrangements for its offices. Such leases generally have remaining terms between 2 years and 3 years, and the Company does not have residual value guarantees associated with its leases. In December 2019, the Company entered into a sublease agreement for the office lease in San Francisco, which was acquired in connection with the Zoosk acquisition in July 2019, for the remaining period of the original lease term, which ends on September 30, 2024. In July 2021, the Company entered into an agreement to extend the office lease in Berlin until January 31, 2024.

The following table summarizes the classification of operating lease right-of-use assets and liabilities in the Company's Consolidated Balance Sheets as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Assets
Right-of-use assets	$5,911	$6,338

Liabilities
Short-term:
Current lease liabilities	$2,325	$1,932
Long-term:
Non-current lease liabilities	3,887	4,650
Total lease liabilities	$6,212	$6,582

Right-of-use assets are included in Other assets, and Current lease liabilities and Non-current lease liabilities are included in Accrued expenses and other current liabilities and Other liabilities, respectively, in the Consolidated Balance Sheets.

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2021	2020
Operating lease expense	$2,237	$2,272
Short-term lease expense	138	224
Sublease income	(1,956)	(1,956)
Total net lease expense	$419	$540

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2021	2020
Operating cash flow information:
Cash paid for operating leases	$2,170	$2,211
Cash received from sublease	$1,905	$1,753
Non-cash activity:
Right-of-use assets and lease liabilities recognized in lease modification	$1,626	$—

The weighted average remaining term for our leases as of December 31, 2021 and 2020 was 2.6 years and 3.6 years, respectively. The weighted average discount rate for our leases as of December 31, 2021 and 2020 was 4.0% and 4.6%, respectively.

At December 31, 2021, the future minimum lease payments under our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2022	$2,523
2023	2,575
2024	1,441
Total lease payments	6,539
Less: Interest	(327)
Present value of lease liabilities	$6,212

Non-cancellable sublease proceeds with future minimum rental receipts as of December 31, 2021 totaling $5.6 million has not been deducted from the future minimum payments.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Accrued advertising	$6,483	$8,691
Accrued employee compensation and benefits	1,487	2,085
Accrued professional fees	835	1,819
Accrued service providers	1,806	2,433
Accrued value-added, sales, and other non-income-based taxes	8,837	8,897
Current portion of income tax payable	3,733	1,536
Current portion of lease liabilities	2,325	1,932
Other	1,536	1,036
Accrued expenses and other current liabilities	$27,042	$28,429

Other liabilities consist of the following as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Deferred payment to Zoosk's shareholders	$11,545	$10,373
Lease liabilities, less current portion	3,887	4,650
Sublease security deposit	1,038	1,038
Other	1,948	1,480
Other liabilities	$18,418	$17,541

Note 9. Long-term Debt

On July 1, 2019, in connection with the acquisition of Zoosk, Spark Networks entered into a Loan Agreement with Zoosk, Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC (“Administrative Agent”), as administrative agent and collateral agent (the "Senior Secured Facilities Agreement") that provides for a four-year $125.0 million Senior Secured Facility, maturing July 1, 2023 ("Maturity Date"). The Senior Secured Facilities Agreement provides for a term loan facility in an aggregate amount equal to $120.0 million (the “Term Loan Facility”) and a revolving credit facility in an aggregate amount equal to $5.0 million (the “Revolving Credit Facility”) and, together with the Term Loan Facility, (the “Facilities”). Substantially all of the Company's assets are pledged as collateral. Borrowings under the Facilities bear interest at a rate equal to LIBOR plus an applicable margin of 8.0% per annum.

Term Loan Facility

The Term Loan Facility was issued at a discount of 3.0% of the aggregate principal amount of the $120.0 million totaling $3.6 million. Transaction costs and commitment fees of $3.1 million and $0.6 million, respectively, were paid at closing. The initial commitment fee was equal to 0.5% of the aggregate principal amount of the Term Loan Facility. Through the effective interest rate method, the discount and commitment fees on the Term Loan Facility are amortized to interest expense in the Consolidated Statements of Operations and Comprehensive Loss through the Maturity Date. The effective interest rate was 10.7%.

On December 2, 2020, the Company entered into the Second Amendment to Loan Agreement (the "Second Amendment" and together with the Term Loan Facility, the ("Amended Term Loan Facility"), which established an additional $6.0 million of term loan commitment to its existing Term Loan Facility. The additional borrowing was applied to pay the quarterly Term Loan Facility principal and interest payments due on December 31, 2020 and March 31, 2021. The Second Amendment was accounted for as a modification of debt, and as such, the third-party costs incurred in connection with the Second Amendment of approximately $1.3 million were expensed as incurred. The debt issuance costs of $1.3 million that were paid directly to the lender at the closing date were capitalized and will be amortized using the effective interest method over the term of the loan. The effective interest rate on the modified loan is 11.3%. The Second Amendment requires repayment of the principal amount of $0.15 million quarterly, beginning on March 31, 2021, in addition to the $3.0 million quarterly principal repayment of the original Term Loan Facility and the modified interest.

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

As of December 31, 2021 and 2020, the aggregated outstanding principal balance of the Amended Term Loan Facility is $85.6 million and $104.7 million, respectively, and the amortized cost basis is $82.1 million and $99.1 million, respectively. For the years ended December 31, 2021 and 2020, interest expense on the Amended Term Loan Facility totaled $12.1 million and $12.7 million, respectively, and includes stated interest of $9.2 million and $10.5 million, discount amortization of $1.2 million and $0.9 million, and fee amortization of $1.7 million and $1.2 million, respectively.

In addition, pursuant to the terms of the Amended Term Loan Facility, within 5 days after the annual financial statements are required to be delivered to the lender, the Company is required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. For the years ended December 31, 2021 and 2020, the Company made a prepayment of $6.8 million and $3.3 million, respectively. Estimated prepayments are included as current borrowings as of the balance sheet dates. As of December 31, 2021, the estimated prepayment is $5.0 million.

Revolving Credit Facility

The $5 million Revolving Credit Facility has a commitment fee of 0.75% per annum on the unutilized commitments thereunder and payable on the Maturity Date. As the Revolving Credit Facility is not expected to be drawn down, transaction costs and upfront fees totaling $0.3 million related to the Revolving Credit Facility were deferred and are being amortized over the term of the agreement. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2021.

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

In addition, the Facilities, as revised by the Second Amendment, require the following financial covenants to be maintained: (i) a fixed charge coverage ratio of no less than 1.10 for the first four quarters of the loan, 1.25 for the second two quarters of the loan, and between 1.20 and 0.70 for the remaining life of the loan, (ii) a net leverage ratio of no greater than 3.00 for the first quarter of the loan, declining steadily from 2.60 to 1.75 for the quarters ended December 31, 2020 through the maturity date of the loan, and (iii) a minimum liquidity threshold of $10.0 million at the end of each month following the closing date of the loan, consisting of available cash funds and availability under the Revolving Credit Facility. The Facilities also contain certain customary affirmative covenants and events of default, including a change of control. The Company is in compliance with all of its financial covenants as of December 31, 2021 and 2020.

Long-term debt maturities:

Years Ended December 31,	(in thousands)
2022	$17,593
2023	67,959
2024	—
Total	85,552
Less: current portion of long-term debt	(17,593)
Less: unamortized discount	(1,430)
Less: unamortized debt issuance costs	(1,998)
Total long-term debt, net	$64,531

On March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under a new term loan facility with MGG Investment Group LP. Refer to Note 15 for additional information.

Note 10. Commitments and Contingencies

Commitments

The Company's future payments related to off-balance sheet contractual obligations as of December 31, 2021 and 2020 are as follows:

	December 31,
(in thousands)	2021	2020
Less than one year	$4,536	$6,349
Between one and five years	2,115	7,230
Total	$6,651	$13,579

The Company has non-cancellable contractual obligations consisting of contracts with cloud-based web service providers and marketing service providers, as well a contractual obligation of $1.9 million related to estimated future interest to be paid on the deferred payment to Zoosk's shareholders. The Company does not have significant renewal or purchase options.

Contingencies

The Company is involved in lawsuits, claims and proceedings incident to the ordinary course of business and establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve is established. Any claims against the Company, whether meritorious or not, could result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on our liquidity, results of operations or financial condition.

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against the Company and Zoosk in the U.S. District Court for the Northern District of California by individuals claiming to be Zoosk users whose information was affected by the 2020 security incident disclosed by Zoosk. The complaint, as subsequently amended, asserts that by reason of the Zoosk security incident Spark and Zoosk violated the California Consumer Privacy Act ("CCPA"), the California Unfair Competition Law ("UCL"), and common-law obligations. Based on these assertions, the complaint seeks statutory damages, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. On December 14, 2020, plaintiffs voluntarily withdrew their claim under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk's motion to dismiss the remainder of the complaint for failure to state a claim by dismissing the UCL claim, but allowing the common-law claim to go forward. The court held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company. Zoosk answered the portion of the complaint that asserts the one remaining common-law claim by denying its material allegations and asserting a number of affirmative defenses. The court stayed the case pending resolution of the jurisdictional discovery. On May 6, 2021, plaintiffs voluntarily dismissed the Company from the case and the stay was lifted. On July 28, 2021, plaintiffs filed a second amended complaint re-alleging the UCL claim on behalf of a subclass. The court granted Zoosk’s motion to dismiss that amended claim on October 5, 2021. On October 28, 2021, plaintiffs sought leave to file a third amended complaint that re-alleges a UCL claim. Following briefing and oral argument, the court granted plaintiffs’ motion for leave to file an amended complaint as to one theory of UCL liability and ordered plaintiffs either file the third amended complaint or seek leave to file a fourth amended complaint by February 17, 2022. Plaintiffs also sought and were granted an extension to file their motion for class certification, which now must be filed on April 11, 2022. Zoosk and plaintiffs are currently engaged in discovery and the case is scheduled for trial in late 2022.

Separately, a group of lawyers that is different from those who filed the putative class action described above filed 77 separate arbitration demands against Zoosk in the Judicial Arbitration and Mediation Services, Inc. ("JAMS") arbitration forum. Zoosk has objected that neither JAMS nor any arbitrator appointed by JAMS has authority to arbitrate any of these claims or to rule on the issue of arbitrability. JAMS decided to commence arbitration proceedings in regard to one of the arbitration claims filed to date, but that claim was withdrawn in November 2021 as it was established that the claimant was not affected by the incident. On May 5, 2021, the same group of attorneys that filed the arbitration demands, described above, filed a petition to compel arbitration in the U.S. District Court for the Northern District of California on behalf of three other individuals claiming to be Zoosk users affected by the 2020 security incident. The attorneys then voluntarily dismissed the petition in its entirety on July 15, 2021. JAMS has initiated three further arbitration claims previously filed and intends to proceed with those arbitrations if requisite fees are paid. Zoosk has refused to pay the respondents’ share of the initiation fee for those arbitrations. On December 8, 2021, the same attorneys then filed a petition to compel arbitration in Orange County Superior Court in California on behalf of those three individuals. In response, Zoosk has filed a motion to dismiss the California petition based on the forum selection clause in the Zoosk TOU that selects New York as the venue for any dispute. Zoosk has also filed a petition to stay arbitration in New York on the basis that the claimants breached the TOU when they filed their arbitration demands and Zoosk is therefore under no obligation to arbitrate. The parties stipulated that both of the petitions are stayed pending resolution of Zoosk’s forum-based challenge to the Orange County petition.

Intellectual Property

Trademarks are an important element in running online dating websites and mobile applications. Given the large number of markets and brands, the Company deals with claims against its trademarks from time to time in the ordinary course of business. The Company vigorously defends against each of the above legal proceedings. In August 2021, the Company settled certain national trademark disputes in Europe. There was no material impact to the financial statement as of December 31, 2021.

The Company may encounter future legal claims in the normal course of business.

At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial condition and believes the recorded legal provisions as of December 31, 2021 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company's favor.

Note 11. Shareholders' Equity

At December 31, 2021, the Company’s issued ordinary no-par value registered shares (auf den Namen lautende Stückaktien) (“Ordinary Shares") totaled 2,661,386. Outstanding Ordinary Shares totaled 2,617,397 after deducting 43,989 in treasury shares held by the Company. In accordance with the Company’s American Depository Share (ADS) Program, each ADS represents one-tenth of an ordinary share. Accordingly, issued and outstanding ADSs as of December 31, 2021 totaled 26,173,970.

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

In 2021, the Company closed the Chardonnay Trust, which held shares of Spark Networks SE ADSs to satisfy, as necessary, the obligations under all unexercised Spark stock options awarded under the Spark 2007 Plan. Shares held in the Chardonnay Trust were transferred to an account registered under Spark Networks SE. The shares underlying the ADSs are classified as treasury shares at their nominal value per share of €1.00.

During 2021, 11,708 treasury shares were issued to satisfy option exercises under the Company's LTIP Plan.

Note 12. Stock-based Compensation

Stock-based compensation expense reflects share awards issued under the Spark Networks 2018 virtual stock option plan ("2018 VSOP") and the 2020 Long Term Incentive Plan ("the LTIP").

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

The following table summarizes the activity for the Company's options under the 2018 VSOP:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(in years)
Outstanding as of December 31, 2020	326,281	$11.56	4.15
Forfeited	(16,250)	$12.34
Outstanding as of December 31, 2021	310,031	$11.52	3.12
Options vested and exercisable as of December 31, 2021	307,221	$11.50	3.12

	Number of Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	32,814	$6.48
Vested	(13,754)	$6.55
Forfeited	(16,250)	$6.32
Unvested as of December 31, 2021	2,810	$7.07

The total grant date fair value of options that vested during 2021 and 2020 was $0.1 million and $0.3 million, respectively.

As the options are subject to a graded vesting schedule, the grant date fair value of each tranche is expensed ratably over the related vesting period. Estimated forfeitures are revised if the number of options expected to vest differ from previous estimate, and if any differences between the actual and estimated forfeitures are accounted for in the period they occur.

The total unrecognized compensation expense related to awards granted under the 2018 VSOP at December 31, 2021 was less than $0.1 million, which will be recognized over a weight-average period of 0.28 years.

2020 Long Term Incentive Plan

In January 2020, the Administrative Board of the Company (the "Administrative Board") adopted the LTIP for applicable executives and employees of the Company and its subsidiaries as part of their remuneration for future services. The LTIP provides for the grant of virtual stock options. Each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant American Depository Shares ("ADS") Stock Price of the option minus the strike price of such option; provided, however, that the Company may elect to settle options in ADSs or ordinary shares of Spark Networks instead of cash at its sole discretion. The LTIP provides that the strike price can be set at any amount determined by the Administrative Board, including zero. Under the LTIP, the "ADS Stock Price" is, as of the grant date, the average closing price of one ADS of Spark Networks trading on a US stock exchange for the period of five trading days prior to such date. Spark Networks classifies awards under the LTIP as equity-settled.

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

In connection with the adoption of the LTIP, the Administrative Board authorized for 2020 the issuance of virtual options for up to three million ADSs, including up to one million zero-priced options. In 2021, the Administrative Board authorized an additional 500,000 ADSs that may be issued under the plan, all of which may be zero-priced options. At December 31, 2021, 197,772 virtual options, and 915,932 zero-priced options were available for future grant.

During 2020 the fair value of the virtual stock options and zero-priced options were measured using a binomial option-pricing model. The inputs used in the measurement of fair values at the date of grant for the period ended December 31, 2020 are summarized below:

	Virtual Stock	Zero-Priced
	Options	Options
Share price ($)	$2.77 - $6.09	$2.91 - $6.42
Exercise price ($)	$2.23 - $4.88	$—
Option life (months)	85	85
Volatility	40.0% - 49.0%	50.2% - 74.9%
Dividend yield	$—	$—
Risk-free rate	0.52% - 1.51%	0.17% - 1.48%

Beginning in 2021, the fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model for the year ended December 31, 2021. The Black-Scholes option-pricing model meets the fair value measurement objective and there was no material impact as a result of the change in valuation techniques. The inputs used in the measurement of the fair values at the date of grant are summarized below:

	Virtual Stock Options		Zero-Priced Options
	Long Call	Short Call	Long Call	Short Call
	Option	Option (Cap)	Option	Option (Cap)
Stock price	$3.21 - $5.42	$3.21 - $5.42	$3.21 - $5.42	$3.21 - $5.42
Strike price	$3.13 - $5.34	$31.30 - $53.40	$—	$50.00
Term	4.65 - 4.67	4.65 - 4.67	4.65 - 4.67	4.65 - 4.67
Volatility	62.7% - 64.0%	62.7% - 64.0%	62.7% - 64.0%	62.7% - 64.0%
Dividend	—%	—%	—%	—%
Risk-free rate	0.7% - 0.9%	0.7% - 0.9%	0.7% - 0.9%	0.7% - 0.9%

The following table summarizes the activity for the Company's options under the 2020 LTIP during the year ended December 31, 2021 :

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	1,550,000	$4.74	6.22	$0.90
Granted	523,400	$4.50
Exercised	(7,250)	$3.14
Forfeited	(263,922)	$4.47
Outstanding as of December 31, 2021	1,802,228	$4.71	5.62	$0.01
Vested and exercisable at December 31, 2021	611,261	$4.81	5.19	$0.01

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2020	1,550,000	$2.99
Granted	523,400	$1.89
Vested	(618,511)	$3.04
Forfeited	(263,922)	$2.73
Unvested as of December 31, 2021	1,190,967	$2.53

The following table summarizes the activity for the Company's zero priced options under the 2020 LTIP:

Number of Options

Outstanding as of December 31, 2020	674,000
Granted	200,900
Exercised	(207,004)
Forfeited	(83,828)
Outstanding as of December 31, 2021	584,068
Vested and exercisable at December 31, 2021	69,698

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2020	674,000	$6.13
Granted	200,900	3.85
Vested	(276,702)	6.21
Forfeited	(83,828)	5.55
Unvested as of December 31, 2021	514,370	$5.29

The total grant date fair value of options that vested during 2021 related to awards granted under the 2020 LTIP was $3.6 million. The total intrinsic value of options exercised during 2021 was $1.0 million. No options vested or were exercised during 2020.

The total unrecognized compensation expense related to awards granted under the 2020 LTIP at December 31, 2021 was $2.7 million, which will be recognized over a weighted-average period of 2.74 years.

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

In connection with the merger with Affinitas, Spark Inc. established the Chardonnay Trust, with the purpose of holding such number of shares of Spark Networks SE ADSs as necessary to settle all unexercised Spark Inc. stock options awarded under the Spark 2007 Plan. For the years ended December 31, 2021 and 2020, no stock-based compensation expense was recognized for the awards granted under the Spark Inc. 2007 Plan. As discussed in Note 11—Shareholders' Equity, the Chardonnay Trust was closed in 2021.

For the years ended December 31, 2021 and 2020, the Company recognized total stock-based compensation expense for all the plans of $2.7 million and $4.8 million, respectively, which is included as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

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

The following table presents the carrying values and the estimated fair values of long-term debt as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion(1)	$82,124	$96,089	$99,146	$107,504

(1) At December 31, 2021 and 2020, the carrying value of long-term debt is net of unamortized original issue discount and debt issuance costs of $3.4 million and $5.5 million, respectively.

The Company’s financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of December 31, 2021 and 2020.

Note 14. Related Party Transactions

An employee of the Company's wholly owned subsidiary, Smooch Labs, is a co-founder and employee of a marketing agency for which the Company incurs expenses in the ordinary course of business. For the year ended December 31, 2021 and 2020, the Company has expensed $0.1 million and $0.3 million, respectively, for services performed by the marketing agency.

Note 15. Subsequent Events

On March 2, 2022, Gitte Bendzulla, the Chief Operating Officer, Chief Legal Officer and Managing Director of Spark Networks SE (the “Company”), notified the Company that she would be leaving the Company to pursue other opportunities. Ms. Bendzulla’s departure date has not yet been set but the Company currently expects that Ms. Bendzulla’s departure date will be in April 2022.

On March 11, 2022, Spark Networks SE (the “Company”) entered into a Financing Agreement (the “Loan Agreement”) with Zoosk, Inc. (“Zoosk”) and Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and MGG Investment Group LP, as administrative agent and collateral agent. The Loan Agreement provides for senior secured term loans of $100 million. Borrowings under the Loan Agreement accrue interest at a rate per annum equal to the LIBOR Rate (as defined in the Loan Agreement) plus 7.50% or the Reference Rate (as defined in the Loan Agreement), plus 6.50%, as the case may be. Borrowings under the Loan Agreement mature on March 11, 2027 and are secured by substantially all of the assets of the Company, Spark Networks Inc., Zoosk and their respective subsidiary guarantors.

The Loan Agreement contains customary representations, warranties, events of default and covenants, including limitations on incurrences of debt and liens, restricted payments and investments, mergers and financial covenants including (1) quarterly testing of a maximum Leverage Ratio and a minimum Marketing Efficiency Ratio (each as defined in the Loan Agreement) and (2) an all-times test of a minimum liquidity covenant.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported, on June 3, 2021, the Audit Committee of the Board of Directors of the Company approved the dismissal of KPMG AG Wirtschaftsprüfungsgesellschaft (“KPMG”) as the Company’s independent registered public accounting firm, effective on June 3, 2021, and approved the appointment of BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm, which was approved by the Company’s shareholders at the Company’s 2021 annual meeting of shareholders.

During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through June 3, 2021, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements for 2020 and 2019.

During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through June 3, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except the existence of material weaknesses reported in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 31, 2021 summarized as follows:

a.The Company did not adequately design certain key controls at a sufficient level of precision, including account reconciliation and debt controls, to address relevant financial reporting risks including inadequate design of procedures to ensure completeness and accuracy of underlying reports and data used when executing the control.

b.The Company did not design and maintain formal and effective controls over certain information technology general controls (“ITGCs”) for IT systems that are relevant to the preparation of the financial statements.

c.The Company did not design and maintain adequate controls to analyze and account for Value Added Tax (VAT) and sales tax obligations, to address relevant financial reporting risks over timely payment and accrual recognition which could adversely affect the completeness and accuracy of related balances.

d.The Company did not have an adequate number of individuals within its accounting and financial reporting function with sufficient training in US GAAP and SEC reporting standards, including understanding of new accounting standards and accounting for significant estimates including goodwill, and the impact on the Company’s internal controls over financial reporting.

e.The Company utilized third party specialists in connection with the valuation of the underlying assets acquired and liabilities assumed in the Spark Networks / Zoosk Merger, accounting for its United States income tax provision, and in the annual impairment test performed over the Company’s goodwill and indefinite-lived intangible assets. The Company did not have a sufficient number of adequately trained personnel within the organization to provide appropriate oversight over these specialists, to sufficiently understand the complexities of the related estimates, or to sufficiently review certain assumptions and calculations performed by these specialists.

The audit reports of KPMG on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2020 and 2019 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through June 3, 2021, neither the Company nor anyone on its behalf has previously consulted with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and BDO did not provide either a written report or oral advice to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or a "reportable event" (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

Evaluation of the Company’s Disclosure Controls

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective because our internal control over financial reporting was not adequate.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In fiscal year 2019, we previously disclosed the following material weaknesses in our internal controls over financial reporting:

a.The Company did not have an adequate number of individuals within its accounting and financial reporting function with sufficient training in US GAAP and SEC reporting standards, including understanding of new accounting standards and accounting for significant estimates including goodwill, and the impact on the Company’s internal controls over financial reporting.
b.The Company utilized third party specialists in connection with the valuation of the underlying assets acquired and liabilities assumed in the Spark Networks / Zoosk Merger, accounting for its United States income tax provision, and in the annual impairment test performed over the Company’s goodwill and indefinite-lived intangible assets. The Company did not have a sufficient number of adequately trained personnel within the organization to provide appropriate oversight over these specialists, and sufficiently understand the complexities of the related estimates, and sufficiently review certain assumptions and calculations performed by these specialists.

In fiscal year 2020, we previously disclosed the following material weakness in our internal controls over financial reporting:

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

Management concluded that the material weaknesses identified in fiscal year 2019 and fiscal year 2020 as noted above continued to exist as of December 31, 2021.

In fiscal year 2021, we did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks, including risks introduced from the above-mentioned ITGC material weakness, and risks resulting from changes in business operations, including changes to people, processes and systems, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company. As a result, we did not adequately design, maintain or execute effective manual compensating controls to address risks rising from our inability to fully rely on data, automated controls, and financial reporting inherent in, or generated by, systems impacted by the above-mentioned ITGC, including controls to enforce appropriate segregation of duties with respect to the preparation and review of manual journal entries and controls to validate the completeness and accuracy of our revenue and deferred revenue balances on a timely basis.

Remediation Plans

In fiscal year 2020, the Company began taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weaknesses. Management is committed to finalizing the remediation of the material weaknesses during fiscal year 2022. The Company’s internal control remediation efforts include the following:

•During fiscal year 2020 and 2021, we engaged an outside firm to assist management with:

◦Enhancing the execution of our risk assessment activities by evaluating whether the design of our internal controls appropriately addresses changes in the business (including changes to people, processes and systems) that could impact our system of internal controls;
◦Reviewing our current processes, procedures and systems to identify opportunities to enhance the design of each process and to include additional control activities that will ensure all transactions are properly recorded;
◦Evaluating and reassessing the design of controls that address the completeness and accuracy of any key reports or underlying data utilized in the execution of internal controls; and
◦Executing upon a monitoring protocol to evaluate the design and operating effectiveness of our controls and the adherence of our personnel to the newly implemented or enhanced controls, policies, and procedures.

•We hired additional resources to support the Accounting and Financial Reporting function(s) in the United States (US), including the Chief Financial Officer, Global Controller, and an Accounting Manager, who each have the requisite background and knowledge in the application of US GAAP and SEC reporting.

•We hired internal personnel dedicated to managing the tax function and enhancing sales tax and VAT related policies and procedures.

•We engaged external tax advisors to complement internal resources, and provide support in assessing the Company’s taxability over our service offerings. We held consultations with our external tax advisors throughout the year to remain current on changes to state and local sales tax and VAT regulations.

•We implemented a training program for personnel responsible for internal controls over financial reporting, including educating control owners regarding the requirements of each control.
In addition to implementing and executing the aforementioned activities, we will be complementing these efforts by engaging in the following additional activities in fiscal year 2022:

•We will continue to reassess staffing and add additional resources, as required, with the requisite experience and training, to support our system of internal control.

•We will continue to engage a third-party to assist us with enhancing our internal controls over financial reporting and performing control testing to validate that controls are in place and operating as designed;

•We will continue to train and cross train our employees on their internal control responsibilities and how to best support the Company if personnel turnover issues within their departments occur. We have also supplemented our internal resources with third-party resources, where necessary;

•During the first quarter of 2021, we began the implementation of a new company-wide Enterprise Resource Planning (ERP) system and have designed and implemented ITGCs over the system. We anticipate that the ERP system will go live across the organization by the end of fiscal year 2022. We will continue to engage an outside firm to assist us in the evaluation of the new ERP system and to assist in the design, implementation, and documentation of internal controls that address the relevant financial reporting risks.

•We will continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

•We will continue to redesign and implement internal control activities. We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses.

We believe the foregoing efforts will effectively remediate the identified material weaknesses in internal controls over financial reporting. Because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weaknesses will require review and evidence of effectiveness prior to management concluding that the Company’s internal controls over financial reporting are effective. As management continues to evaluate and improve the Company’s internal controls over financial reporting, it may take additional measures to address control deficiencies or to modify the remediation plan described above. During fiscal year 2022, we will test and evaluate the implementation of these new or enhanced internal controls to ascertain whether they are designed and operating effectively in order to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s consolidated financial statements.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm as we are an emerging growth company. Our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

Changes in Internal Control over Financial Reporting
We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations. Except with respect to the changes in connection with such design and implementation of the initiatives to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The board of directors of the Company plans to hold the Company’s annual meeting of shareholders on June 30, 2022. Any qualified stockholder proposals to be presented at the annual meeting and in the Company’s proxy statement relating to the annual meeting must be received by the Company at its principal executive offices located at Kohlfurter Straße 41/43, Berlin 10999, Germany, addressed to the Company’s Corporate Secretary, no later than the close of business on April 7, 2022. All stockholder proposals comply with applicable law, rules and regulations with respect to the annual meeting and such proposal.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors and executive officers and their ages, positions and biographies as of March 7, 2022 are set forth below. Our executive officers are appointed by and serve at the discretion of our Board of Directors.

Name	Age	Position
Axel Hefer(1)	44	Director
Bangaly Kaba(2)	42	Director
Bradley J. Goldberg(3)	52	Director, Vice-Chair of the Board
Colleen Birdnow Brown	63	Director, Chair of the Board
Chelsea A. Grayson(1)	50	Director
David Khalil(2)	39	Director
Joseph E. Whitters(4)	63	Director
Eric Eichmann	54	Director, Managing Director and Chief Executive Officer
Gitte Bendzulla	45	Managing Director, Chief Operating Officer and Chief Legal Officer
David Clark	57	Managing Director and Chief Financial Officer

(1) Member of our Audit Committee
(2) Member of our Nominating, Governance and Compensation Committee

(3) Chairperson of our Nominating, Governance and Compensation Committee
(4) Chairperson of our Audit Committee

Axel Hefer serves as CEO of trivago N.V. since 2019, where he has been a managing director and CFO since 2016. Prior to joining trivago, Mr. Hefer was managing director, CFO and COO of Home24 AG, an online home furniture and decor company, from 2014 to 2016, and managing director of One Equity Partners, the Private Equity Division of J.P. Morgan Chase from 2011 to 2014. Mr. Hefer recently joined the supervisory board of FC Gelsenkirchen-Schalke 04 e.V. Mr. Hefer holds a diploma in management from Leipzig Graduate School of Management (HHL) in 2000 and an MBA from INSEAD in 2003. Mr. Hefer was selected to our Board of Directors because he possesses particular knowledge and experience in accounting, finance and capital structure, leadership of European technology companies, and he is the CEO of a public company.

Bangaly Kaba is currently the Head of Platform Growth at Popshop Live, a live streaming mobile marketplace that combines commerce, entertainment, and social, which he joined in June 2020. Popshop is reimagining ecommerce as a people-centric, engaging experience for both sellers and buyers across the US. From January 2020 to March 2021, Mr. Kaba was an Executive in Residence at Reforge, the leading career development company for tech professionals. Mr. Kaba served as VP of Product Management at Instacart, a grocery delivery marketplace startup with a valuation of over $39B, from November 2018 to November 2019. At Instacart, Mr. Kaba led the Growth and Consumer organizations that built the core functionality for user onboarding, shopping, and product discovery. From February 2014 to November 2018, Mr. Kaba worked at Facebook Inc. where his last role was the Head of Growth at Instagram. Mr. Kaba joined Instagram when it had 450M monthly actives and helped it to grow to over 1B monthly actives in just 2.5 years, making Instagram one of the world’s fastest growing apps. Mr. Kaba’s career prior to Facebook spanned multiple industries, including working in education as a Dean of a boarding school in Switzerland, working in finance as an Asset Manager at Lehman Brothers and Barclays Capital, and founding an e-commerce startup. Mr. Kaba holds a BA in History and Spanish from Washington University in St. Louis and an MBA in Entrepreneurship and Finance from the University of Southern California. Mr. Kaba was selected to our Board of Directors because he possesses particular knowledge and experience in consumer technology, building mobile digital products, and accelerating growth through social media.

Bradley J. Goldberg is a builder of fintech, consumer, and tech platform businesses. He is a Limited Partner Advisor at NYCA Partners and a Board Member at Cellar Tracker. Mr. Goldberg is an active advisor for CEOs and Founders using technology to disrupt the status quo. Mr. Goldberg served as an executive at PEAK6 Investments L.P. from 2009-2019, first as CEO, Online from 2009-2011, and then as President of PEAK6 from 2011-2019. Prior to PEAK6, Mr. Goldberg served at Microsoft from 1997-2009, first leading product management teams in Visual C++ and SQL Server, and then as an executive leading multi-billion P&Ls in Server Platforms and Search. Before graduate school, Mr. Goldberg was an Associate in strategy consulting at A.T. Kearney. Mr. Goldberg is also the founder and Chief Executive Officer of Quartz Strategic, LLC. Mr. Goldberg graduated with a Bachelor’s degree in Economics from Amherst College and completed post graduate work in Japan, at the Inter-University Center for Japanese Language Studies. Mr. Goldberg earned an MBA from Harvard Business School, where he was awarded second year honors. Mr. Goldberg was selected to our Board of Directors because he possesses particular knowledge and experience in scaling global technology companies, people operations including global compensation systems, and strategic planning.

Colleen Birdnow Brown serves as a director of publicly traded True Blue Inc. and Big5 Sporting Goods. She also serves as a director for privately held Port Blakely. Ms. Brown served as President and CEO at Fisher Communications from 2005 to 2013, and in the C-Suite of Belo Corp from 2000 to 2004. Prior to 2000, she held a number of positions in the media and broadcasting industries, including President of Broadcast at Lee Enterprises from 1998 to 2000, President at 12 News (KPNX-TV, NBC) from 1995 to 1998, President of WFMY News 2 from 1991 to 1995, and station manager and CFO at KUSA-TV from 1980 to 1991. She also served in various corporate positions at TEGNA (formerly Gannett) from 1980 to 1998. Ms. Brown also served as chairman of the board of directors of American Apparel, and as a director of Career Builder and Classified Ventures. Ms. Brown currently serves as a director of a nonprofit, Delta Dental of Washington and Spring Rock Ventures. Ms. Brown is a member of NACD, WCD, IWF, and C200. She is a NACD Leadership Fellow. She holds an MBA from the University of Colorado Boulder (1981) and a BS in Business Administration from the University of Dubuque (1979). Ms. Brown was selected to our Board of Directors because she possesses particular knowledge and experience in accounting, finance and risk management, governance and she has public company operating experience as a CEO.

Chelsea A. Grayson is an Executive-in-Residence at Wunderkind (formerly BounceX), a leading marketing technologies provider, a member of the Board of Directors of Xponential Fitness, Inc. (NYSE: XPOF) (where she is a member of the Audit Committee), a member of the Board of Directors of Goodness Growth Holdings (formerly Vireo Health (CSE: GDNS) (where she Chairs the Nominating & Corporate Governance Committee and sits on the Audit Committee), a member of the Board of Directors of Loudpack, member of the Board of Directors, Independent Lead Director and member of the Audit Committee of iHerb, and Chair of the Board of Directors of Lapmaster Group Holdings. She is also a member of the UCLA Board of Visitors for the English Department and a Board Leadership Fellow and Corporate Governance Fellow with the National Association of Corporate Directors (NACD). Previously, she was the Chief Executive Officer and a board member of True Religion, Inc.

(where she chaired the audit committee) and the Chief Executive Officer and a board member of American Apparel Inc. Before joining American Apparel, Ms. Grayson was a partner in the Mergers & Acquisitions practice group of law firm Jones Day. Ms. Grayson received a J.D. from Loyola Law School and a BA from the University of California, Los Angeles. Ms. Grayson was selected to our Board of Directors because she possesses particular knowledge and experience in corporate development and M&A, consumer marketing and business operations.

David Khalil is an entrepreneur and business angel. He is the founder and was managing director of Sunshine Smile GmbH which was founded in 2017. He currently serves on the board of Sunshine Smile GmbH. Prior to that, from August 2016 to November 2016, he acted as interim CFO at flaschenpost GmbH. Mr. Khalil served as managing director at Affinitas from 2008 until February 2016. Previous to his time at Affinitas, Mr. Khalil worked as an investment manager at European Founders Fund from 2007 to 2008 and as a business consultant at Boston Consulting Group from 2006 to 2007. He has also made numerous angel investments. In 2006, Mr. Khalil received a Master’s degree in business administration from WHU-Otto Beisheim School of Business, where he focused on corporate finance, controlling and entrepreneurship. Mr. Khalil was selected to our Board of Directors because he possesses particular knowledge and experience in online dating businesses, consumer marketing and subscription businesses, and European technology company leadership.

Joseph E. Whitters is currently a partner at Frazier Healthcare Partners, a private equity firm, which he joined in 2005. Mr. Whitters represents Frazier on the boards of Orthotic Holdings, Inc, and Parata Systems. Furthermore, Mr. Whitters currently is a member of the Board of Directors of Accuray Incorporated and Cutera, Inc. Mr. Whitters has previously served on the board of directors of other publicly traded public companies, including PRGX Global, Inc., InfuSystem Holdings, Inc., Analogic Corporation, Air Methods Corporation, Mentor Corp, Omnicell, Inc. Mr. Whitters was a member of the Audit Committee of all of these respective organizations and in many cases, he chaired the Audit Committee. He also served on the board at various privately held companies, including Rural/Metro Corp., Northfield Medical and Revionics LLC. Mr. Whitters held various finance positions of increasing responsibility at First Health Group Corporation (“FHCC”), a public managed care organization where he served as Chief Financial Officer for many years. Prior to FHCC, Mr. Whitters held various financial positions with United Healthcare and Overland Express. Mr. Whitters is a certified public accountant (inactive) and began his career in public accounting with Peat Marwick. Mr. Whitters holds a B.A. in Accounting from Luther College. Mr. Whitters was selected to our Board of Directors because he possesses particular knowledge and experience in accounting, finance and risk management, governance, and has public company operating experience as a CFO and experience as a chair and member of numerous audit committees of public and private companies.

Eric Eichmann joined Spark Networks in November 2019 as Chief Executive Officer. From 2013 until 2018, Mr. Eichmann was with Criteo S.A. where he held the position of CEO from 2015. Prior to joining Criteo, Eric was COO at Living Social and at Rosetta Stone, SVP of Advertising Operations and Technology at AOL, and Eric was also a senior engagement manager at McKinsey&Co. Eric holds a master’s degree in computer engineering from EPFL (École Polytechnique Fédérale de Lausanne), and an MBA from the Kellogg School of Management, Northwestern University. Mr. Eichmann was selected to our Board of Directors because of his particular knowledge and experience in global public companies, technology and product development, and consumer and marketing driven businesses.

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

David Clark joined Spark Networks in August 2021 as Chief Financial Officer. Mr. Clark previously served as a Chief Financial Officer for Synchronoss Technologies, Inc. Prior to joining Synchronoss, Mr. Clark served as Chief Financial Officer of The Meet Group from April 2013 until November 2017. Prior to that, Mr. Clark served as Executive Vice President, Chief Financial Officer and Treasurer of Nutrisystem, Inc., and held several other senior leadership positions at Nutrisystem, Inc. from 2007 to 2013. Mr. Clark was Chief Financial Officer of SunCom Wireless Holdings from its founding in 1997 through 2006 and held the additional positions of Executive Vice President from 2000 through February 2006 and Senior Vice President from 1997 through 2000. During this time, he also served as Chief Financial Officer of Triton Cellular Partners, L.P., an entity related to SunCom Wireless Holdings, from 1997 to 2000.

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

Board Composition and Leadership Structure

The positions of Chief Executive Officer and Chair of the Board of Directors are held by two different individuals (Eric Eichmann and Colleen Birdnow Brown, respectively). We also have a Vice-Chair of the Board of Directors, which is held by Bradley J. Goldberg. This structure allows our Chief Executive Officer to focus on our day-to-day business while our Chair leads our Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors believes such separation is appropriate, as it enhances the accountability of the Chief Executive Officer to the Board of Directors and strengthens the independence of the Board of Directors from management.

Board’s Role in Risk Oversight

Our Board of Directors believes that open communication between management and the Board of Directors is essential for effective risk management and oversight. Our Board of Directors meets with our Chief Executive Officer and other members of the senior management team at Board of Director meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. The Board exercises its oversight related to Cyber Security Risks by receiving regular specific updates from the Company’s General Counsel and Company’s Director of Cyber Security and regularly engages third parties to conduct independent risk assessments. While our Board of Directors is ultimately responsible for risk oversight, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures. The Nominating, Governance and Compensation Committee assists our Board of Directors in assessing risks created by the incentives inherent in our compensation policies and in its oversight responsibilities with respect to the management of corporate, legal and regulatory risk.

Board Diversity

Spark Networks is committed to diversity and inclusion, and the diverse nature of the Board reflects that commitment. The below Board Diversity Matrix reports self-identified diversity statistics for the Board in the format required by Nasdaq’s rules.

Board Diversity Matrix (As of March 7, 2022)
Board Size:
Total Number of Directors	8
	Female	Male	Non- Binary	Did not disclose gender
Gender:
Directors	2	6	0	0
Number of Directors who identify in any of the categories below:
African American or Black	0	1	0	0
Alaskan Native or Native American	0	0	0	0

Asian	0	0	0	0
Hispanic or Latinx	0	1	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	2	4	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0

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

Audit Committee

Our Audit Committee comprises Joseph E. Whitters, Chelsea A. Grayson and Axel Hefer. Mr. Whitters is the Chair of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Joseph E. Whitters is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Our Audit Committee is directly responsible for, among other things:

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

Nominating, Governance and Compensation Committee

Our Nominating, Governance and Compensation Committee comprises Bradley J. Goldberg, David Khalil and Bangaly Kaba. Mr. Goldberg is the Chair of our Nominating, Governance and Compensation Committee. The composition of our Nominating, Governance and Compensation Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Our Nominating, Governance and Compensation Committee is responsible for, among other things:

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Administrative Board.

Family Relationships

There are no familial relationships among any of our directors and executive officers.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and any persons who own more than 10% of our shares, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Except as set forth herein, based solely on its review of the copies of such forms furnished to the Company and written representations from the directors and executive officers, the Company believes that all Section 16(a) filing requirements were met in a timely manner in fiscal 2021. (1) Timely Forms 4 were inadvertently not filed with respect to 27 Rule 10b5-1 trading plan sale transactions made during 2021 beginning on January 13, 2021 and ending on May 12, 2021 with respect to ADSs held by Affinitas Phantom Share GmbH. Mr. Khalil previously owned 50% of the equity interests in Affinitas Phantom Share GmbH. These transactions were reported on a Form 4 filed on September 3, 2021. (2) A timely Form 3 was inadvertently not filed with respect to Mr. Kaba’s appointment to the board of directors on August 11, 2021. Such Form 3 was filed on September 3, 2021. (3) A timely Form 3 was inadvertently not filed with respect to Mr. Whitters' appointment to the board of directors on August 11, 2021. Such Form 3 was filed on August 27, 2021. (4) A timely Form 4 was inadvertently not filed with respect to Mr. Clark’s two stock option grants received on August 10, 2021. Such Form 4 was filed on August 27, 2021.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION & ANALYSIS

This Compensation Discussion & Analysis provides our shareholders and other stakeholders with information about Spark Networks’ performance, compensation framework, compensation decisions and associated governance for our Named Executive Officers (NEOs) in 2021.

At a Glance
Named Executive Officers

Eric Eichmann
Managing Director & Chief Executive Officer

David Clark (1)
Managing Director & Chief Financial Officer

Gitte Bendzulla
Managing Director, Chief Operating Officer and Chief Legal Officer

Bert Althaus (2)
Former Managing Director & Chief Financial Officer

Yoon Um (3)
Global Controller
(Interim Principal Financial Officer and Principal Accounting Officer)

(1) Appointed in August 2021.
(2) Departed in July 2021.
(3) Appointed as Principal Financial Officer and Principal Accounting Officer from May 2021 until August 2021. In light of Ms. Um’s interim three-month tenure as our Principal Financial Officer between Chief Financial Officer appointments, this Compensation Discussion & Analysis focuses on the Company’s other Named Executive Officers.

Compensation Design	89
Compensation Philosophy and Strategic Alignment	·
Overview of our Compensation Program, Policies and Practices	·

Compensation Governance	90
Nominating, Governance and Compensation Committee Role	·
Shareholder Engagement	·
Use of Market Data and Target Positioning
Managing Compensation Risk

2021 Compensation Decisions and Outcomes	93
Base Salary	·
Annual Cash Incentives	·
Equity Incentives	·
Benefits and Perquisites	·

Nominating, Governance and Compensation Committee Report	97

COMPENSATION DESIGN

Compensation Philosophy and Strategic Alignment
Spark operates in the growing online dating market and is committed to social data for meaningful relationships. Our compensation programs are designed to attract and retain the best possible executive talent who are capable of creating value for our shareholders in a growth environment. This philosophy is reflected in our compensation principles.

Principle	How we achieve this
Link pay to the achievement of measurable corporate goals and individual performance	✓	Base a majority (70%) of the annual incentive on corporate financial performance
	✓	Base a meaningful element (30%) of the annual incentive on quantitative and/or qualitative objectives by individual aligned to areas of strategic importance to Spark
Align executives’ incentives with stockholder value creation	✓	Utilize annual incentive performance metrics that drive stock price performance
	✓	Deliver a meaningful proportion of compensation in equity-based vehicles, that incentivize sustainable stock price appreciation
Attract and retain the best possible executive talent	✓	Offer market competitive compensation opportunities

Performance measures are selected to align to our strategic priorities and include a combination of financial and non-financial metrics. Non-financial metrics form the individual objectives under the annual cash incentive. Objectives are set based on an executive’s role and accountabilities and assessed in a scorecard format at year-end.

Strategic priority	Compensation alignment
Product improvements	✓	Reflected in individual objectives for the Chief Executive Officer and Chief Operating Officer
Organic growth	✓	Revenue and adjusted EBITDA performance goals account for 70% of the annual incentive for all executive officers and have goals that contemplate expected levels of organic growth
Social discovery	✓	Reflected in individual objectives for the Chief Executive Officer
Domestic filer status	✓	Reflected in individual objectives for the Chief Operating Officer

Overview of our Compensation Program
The core elements of executive compensation comprise base salary, a target cash incentive based on annual performance, and equity awards tied to our stock price performance. Executives do not necessarily receive equity on an annual basis, and in 2021 Mr. Clark was the only named executive officer to receive an equity grant, reflecting his appointment as Managing Director and Chief Financial Officer. As a result, the target pay mix below shows the annualized compensation for the CEO over the four-year vesting period of his 2020 equity awards (i.e., an annual salary of $625,000, a target annual cash incentive of $300,000, and an annualized equity fair value of $1,361,243).

60%	13%	27%
Equity Incentive	Target Annual Cash Incentive	Salary

Equity: 100% at-risk variable pay tied to stock price performance, granted in the form of virtual stock options settled in stock, that are intended to operate in a similar manner as stock options and RSUs. The average equity mix for the three named executive officers still serving on December 31, 2021 since appointment is 52% in the form of stock option equivalents, and 48% in the form of RSU equivalents. Awards vest over a period of four years.

Annual Cash Incentive: 100% at-risk variable pay based on financial performance (70%) and individual performance (30%). Financial performance is based equally on revenue and adjusted EBITDA goals. Awards are paid in cash shortly following year-end.

Salary: Fixed cash compensation paid monthly.

Compensation Policies and Practices
Reflecting our commitment to good corporate governance there are several practices Spark has actively implemented, and others that we have actively not implemented, to reflect the best interests of our shareholders.

Policies and practices adopted at Spark
✓	Pay for performance	✓	Prohibit the hedging of Spark securities
✓	Cap payouts under the annual incentive plan	✓	Limit the pledging of Spark securities with prior approval required
✓	Include double-trigger change in control provisions	✓	No re-loading or re-pricing of virtual options
✓	Provide modest benefits to executives in line with those offered to other Spark employees	✓	No excise tax gross-ups on a change in control
		✓	No excessive perquisites

COMPENSATION GOVERNANCE

Nominating, Governance and Compensation Committee Role
The Nominating, Governance and Compensation (NGC) Committee oversees Spark’s executive compensation program. The Committee develops and recommends to the Administrative Board the overall compensation package for our Chief Executive Officer and, with the additional assistance of our Chief Executive Officer, for each of our other executive officers. The Chief Executive Officer does not participate conversations regarding his own compensation.

In implementing and administering the Company’s compensation philosophy, the Committee:
•Reviews market data, to assess the competitiveness of our compensation policies;
•Reviews performance against our plans and budgets, and considers the degree of attainment of performance goals and objectives; and
•Reviews the individual performance of each executive officer.

Although objective criteria may be used, the Committee retains final discretion in determining the compensation of our executive officers. As a general practice, the Committee makes significant decisions over multiple meetings, discussing conceptual matters, reviewing preliminary recommendations, reviewing final recommendations, and reviewing advice from legal advisors before acting. The Committee also holds special meetings as necessary in order to perform its duties.

Shareholder Engagement
Spark is committed to meaningful shareholder outreach and senior management interacts regularly with our major shareholders. To the extent it is provided, feedback on executive compensation practices is considered by the NGC Committee. At our 2021 shareholder meeting, 69.0% of votes were cast in favor of our say-on-pay resolution. In response to this outcome, the company sought feedback on our executive compensation programs.

Spark conducted extensive outreach during 2021, inviting dialogue with all of our top 20 shareholders who collectively represent around 40% of our total shares outstanding. Meetings were held with those shareholders who requested direct conversations, which represented over 28% of our total shares outstanding, and included our largest individual shareholder. These conversations indicated that our investors were generally supportive of our executive compensation programs and that we could more proactively address questions and concerns through our disclosure.

Areas of Concern	Our Response
Maximum compensation opportunities for Managing Directors
Under German law, Spark is required to disclose a maximum compensation value which is not necessarily reflective of how our programs actually operate. Below we provide a summary of the current levels of compensation.
•Executive officers and Managing Directors’ current salaries range from €240,000 to $625,000. Increases, if awarded, are expected to reflect those awarded to our broader employee populations. No increases were awarded in 2021.
•Executive officers and Managing Directors have a maximum annual cash incentive opportunity of 150% their respective target, with targets ranging from 30% to 50% of base salary.
•Equity awards are issued periodically and while the Summary Compensation Table includes accounting values for the awards at grant, the NGC Committee considers the potential value that could be realized under different performance scenarios when contemplating grants.

Discretionary nature of the annual incentive program
The 2022 Proxy Statement includes improved disclosure regarding our annual incentive program. Awards are performance based, with 70% tied to financial performance and 30% tied to individual performance. Objectives are set in the first quarter and for financial metrics include threshold, target, and maximum performance goals with associated payout opportunities.

Equity award to the CEO
The CEO received an equity award in 2020 following his appointment in 2019. No equity grant was made in either 2019 or 2021 and so the annualized accounting value of his awards made in 2020 reduces to $2,722,485 over two years or $1,814,990 over three years. During 2022 the NGC Committee will review whether the outstanding equity awards continue to provide sufficient performance alignment and holding power, alongside market data, when determining whether or not to grant a 2022 equity award.

Equity being issued in the form of zero-priced options	The structure of equity awards in the form of virtual stock options reflects requirements and constraints under German law that Spark is subject to. The NGC Committee has sought to improve disclosure in this Compensation Discussion & Analysis to explain in more detail the virtual stock options we use both with and without exercise prices, which in effect operate like stock options and restricted stock units. The NGC Committee believes that these vehicles appropriately align executive officers’ interests with those of our shareholders and reflect marker norms within our industry.
Lack of performance-based long-term incentives	The NGC Committee believes that at this stage in Spark’s lifecycle, virtual stock options provide a meaningful performance-based incentive to increase company value in a sustainable, long-term manner. Furthermore, the use of vehicles such as stock options and RSUs are widely observed in our industry and believed to be market aligned and market competitive.
Lack of share ownership requirements	The NGC Committee is evaluating the adoption of formal share ownership guidelines.

In addition to questions on executive compensation, shareholders also asked why Director compensation is delivered entirely in the form of cash. As explained in our Director Compensation section, this simply reflects limitations we face under German law as equity may not be issued directly by a company to its directors under German law. Regardless, we believe that the compensation system in place provides a reasonable balance between US and German compensation practices on the Board and its Committees, and enables us to attract and retain high caliber talent.

The NGC Committee hopes that our updated Compensation Discussion & Analysis and Director’s Compensation sections will provide clarity on points of confusion and welcomes continued feedback on our programs.

Use of Market Data and Target Positioning
Spark is a global organization that competes for talent across different geographies and types of industries. Given these complexities, the NGC Committee believes that benchmarking against a narrowly defined group of companies does not provide a meaningful basis for establishing compensation. Instead, the NGC Committee will periodically review multiple data sources and apply judgement in how to interpret the data and set compensation accordingly.

During 2019, the NGC Committee retained an independent compensation consultant, WTW, to provide market data as an input into discussions and decisions in preparation for the appointment of a new Chief Executive Officer. At this time, three distinct reference groups of companies were established comprising of companies generally operating in the online and technology industries, based in Germany, Europe more broadly and the United States. Companies were selected based on relevance and with a view to positioning Spark appropriately relative to the median in terms of revenue and market capitalization.

Country	Reference Companies			Spark’s Relative Size (1)
				Revenue	Market Capitalization
Germany	1.Cewe Stiftung & Co. KGaA 2.Delivery Hero SE 3.Delticom AG 4.Holidaycheck Group AG	5. Home24.de 6. Lotto 24 AG 7. Scout24 AG 8. trivago N.V.	9. westwing Group AG 10. windeln.de SE 11. Xing	42nd percentile	25th percentile
Pan-Europe (Outside of Germany)	1.Basware Oyj 2.BigBen Interactive 3.Digia Oyj 4.Digital Bros S.p.A 5.Doro AB	6. Eprice SpA 7. Group LDLC société anonyme 8. Just eat plc 9. lastminute.com N.V. 10. Moneysupermarket.com Group	11. PayPoint plc 12. Shop Apotheke Europe N.V. 13. Takeaway.com	62nd percentile	51st percentile
United States	1.Care.com, Inc. 2.CarGurus, Inc. 3.DHI Group, Inc. 4.Eventbrite, Inc.	5. EverQuote, Inc. 6. Leaf Group Ltd. 7. Rosetta Stone Inc. 8. SciPlay Corporation	9. The Meet Group, Inc. 10. Travelzoo 11. Truecar, Inc.	71st percentile	28th percentile
(1) As collected in 2019 at the time data was considered; revenue represented most recent financial year and market capitalization was a trailing twelve-month average.

The NGC Committee did not target a specific reference point among this data. The determination of base salary, target cash incentive opportunities, and equity incentive grants are based on the NGC Committee’s subjective evaluation of a variety of factors, including the executive’s position, scope of responsibility, prior experience, performance, and criticality in the context of prevailing rates of pay in the market. More broadly the NGC Committee considers compensation increases in the context of Spark’s overall financial performance, employee merit budgets, broader economic factors, and affordability. The NGC Committee will likely update these reference peer groups the next time external market data is collected, to reflect changes in Spark and the market since 2019.

Managing Compensation Risk
Compensation is an essential part of risk management and the NGC Committee carefully assess whether Spark’s compensation programs align with sound risk management principles. This includes establishing an appropriate ratio between cash and equity compensation, as well as fixed and variable compensation, not overly exposing the executives to stock price or over leveraging the compensation mix towards market-priced virtual stock options, and setting stretching yet responsible performance goals under the annual cash incentive plan. The NGC Committee believes that Spark’s compensation policies and practices do not encourage unnecessary or excessive risk-taking.

While Spark does not current maintain stock ownership requirements or a compensation recoupment policy, the NGC Committee is evaluating whether to adopt such a requirement or policy. Executive officers are subject to Spark’s Insider Trading Policy which prohibits insider trading and certain speculative transactions, including, but not limited to, short sales, buying put and selling call options (such as zero cost collars and forward sales contracts) and other hedging or derivative transactions in Spark’s securities. The Policy also places limits on the pledging of Spark’s securities as collateral for loans or holding such securities in a margin account for which prior approval is required. In addition to these hedging and pledging restrictions, the Policy establishes a regular blackout period schedule during which the executives may not trade in Spark’s securities and establishes pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in Spark’s securities.

2021 COMPENSATION DECISIONS AND OUTCOMES

Base Salary
Base salaries for our named executive officers are established based on the scope of their responsibilities. Base salaries are reviewed on an annual basis and increases, if any are similar in scope to our overall corporate salary increase. The base salary is paid in twelve equal monthly installments. Named executive officer salaries did not increase in 2021.

Name	2021 Base Salary	2020 Base Salary	Increase
Eric Eichmann (1)	$625,000	$625,000	0%
David Clark (2)	$400,000	n/a	n/a
Gitte Bendzulla (3)	€240,000	€240,000	0%

(1) Mr. Eichmann’s salary comprises $525,000 under his employment agreement with Spark Networks, Inc., also referred to as the “Eichmann Employment Agreement” and $100,000 under his employment agreement with Spark Networks, SE, also referred to as the “Eichmann Executive Director Service Agreement”. For the purpose of this CD&A the combined value is referred to as base salary.
(2) Mr. Clark was appointed effective August 10, 2021 and this represents his annual salary. Mr. Clark’s salary comprises $340,000 under the employment agreement with Social Net, Inc., and $60,000 with Spark Networks SE. For the purpose of this CD&A the combined value is referred to as base salary.
(3) 2020 salary reflects Ms. Bendzulla’s salary on appointment to her role as COO on Dec 1, 2020.

Annual Cash Incentives
The annual cash incentive plan is designed to drive near-term business objectives and strategic priorities, and reward for progress and performance delivered during the year. Awards consist of an annual target with performance measures based on a combination of quantitative financial performance goals and a combination of quantitative and qualitative individual objectives. The maximum payout is capped at 150% of target.

(1) For Mr. Clark, who was appointed during 2021, the NGCC resolved to assess his actual annual cash incentive based solely on his individual performance.

Financial Performance
The metrics approved for 2021 were revenue and adjusted EBITDA, reflecting our priorities of driving shareholder value while ensuring we continue to meet our debt covenants. The NGC Committee seeks to establish goals that are rigorous, and appropriately align pay with performance, while not incentivizing excessive risk taking. Each metric has a threshold, target and maximum performance goal associated with it, and a corresponding level of payout.

Metric	Weight	Threshold (50% Payout)	Target (100% Payout	Maximum (150% payout)	Actual	Achieved Payout (% of target)
Revenue (M)	50%	$240	$250	$260	$217	0%
Adjusted EBITDA (M)(1)	50%	$34	$37	$40	$33	0%
Total						0%
(1) We make adjustments to U.S. GAAP financial measures for purposes of this performance metric to ensure that results properly reflect management contributions. See Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of how this metric is calculated from our audited financial statements.

As a result of financial performance failing to reach the threshold performance goals, no payment was earned by our named executive officers in respect of this component for 2021.

Individual Performance
The NGC Committee believes that it is also important to incentivize and reward for performance in areas of strategic importance specific to each executive’s role. Objectives are established and approved by the NGC Committee in the first quarter and are intended to reflect drivers of future financial performance. Performance goals are both quantitative and qualitative and reflect areas such as product development, customer satisfaction and human capital management.

Spark continued to navigate a challenging macro environment during 2021 with the prolonged effects of COVID-19 disrupting factors such as customer behavior and increased levels of employee turnover as companies battled ‘The Great Resignation’. However, the Company still hit a number of notable achievements and onboarded new senior leaders, including Mr. Clark as Chief Financial Officer. These achievements as they relate to each named executive officer’s goals are summarized below, along with the overall achieved percentage as determined by the NGCC.

Name	Overview of Goal Areas	Key Achievements	Achieved Payout (% of Target)
Eric Eichmann	1.Develop and clarify corporate strategy 2.Progress product portfolio 3.Define and execute on senior talent development plans	•Developed a board-approved strategy with targeted customer segments focused on growth and prioritizing shareholder value creation •Launched two new and differentiated social features on Zoosk in 2021 •Closed gaps on Zoosk and Elite that drove performance improvements, a heightened user experience leading to revenue improvements •Drove half of the full-year revenue through focused product-revenue initiatives •Successfully onboarded key senior leaders during the year •Restructured commercial organization to drive greater efficiencies •Maintained employee satisfaction at 90%	83%
David Clark	1.Build FP&A group 2.Reconsider Spark’s tax, IR and internal audit/SOX to increase effectiveness and reduce costs 3.Initiate new re-finance process	•Refreshed Investor Relations function and strategy, resulting in improved quality of service and lower associated cost •Completed activities that resulted in reduced tax costs and improved our tax strategy capabilities •Initiated an assessment of operational capacities, key processes and financial policies to identify future opportunities for improvement •Initiated refinance process on time in an effective manner	100%
Gitte Bendzulla	1.Develop the COO organization 2.Improve business-driven value 3.Drive improved accountability and governance processes
•Build Cyber Security Organization, stabilized technical capabilities and driving company wide awareness of Cyber Security Threats
•Established company-wide performance management and rolled our comprehensive Learning- and Development Program
•Initiated company wide diversity program
•Grew inhouse legal capabilities and implemented company – wide Contract Management, IP Management system
•Drove further efficiencies and enhanced responsibilities at Customer Care resulting in CSat score across all brands.
•Stabilized Board Governance and Compliance catering for German and US legal specifics
•Mitigated company’s risk profile by implementing proactive monitoring regulatory developments
			84%

In summary, based on the performance and accomplishments summarized above, the NGC Committee approved the following annual incentive payouts for 2021.

Name	Target Cash Incentive	Actual Cash Incentive	Actual (% of Target)
Eric Eichmann	$300,000	$75,000	25%
David Clark (1)	$78,904	$78,904	100%
Gitte Bendzulla	€72,000	€18,144	25%
(1) Mr. Clark’s target incentive opportunity of $200,000 was pro-rated to reflect his service during the year, with his actual annual cash incentive based solely on his individual performance.

Equity Incentives
Long-term incentive awards represent the largest percentage of a named executive officer’s compensation package and are awarded periodically. Awards are designed to incentivize and reward long-term value creation and stock price appreciation, recognize performance, align interests with those of our shareholders and retain top talent.

The design of our equity-based compensation program is influenced by our German incorporation, although it operates in a manner consistent with other German and U.S. companies of a similar size to Spark. Awards take the form of virtual options which are structured to operate in a manner consistent with either stock options or restricted stock.

Vehicle	Operates like	Purpose	Exercise price definition
Market-priced virtual stock options	Stock option	Align with shareholder interests by reward long-term sustainable stock price appreciation	Granted with an exercise price equal to the average closing price of the underlying shares over the five trading days preceding the date of grant
Zero-priced virtual stock options	Restricted stock unit	Align with shareholder interests and support executive retention	In order to operate like a restricted stock unit, awards are granted to operate like whole-value shares and so have no associated exercise price (hence the term ‘zero-priced’)

Virtual options are subject to a seven-year term with vesting phased over a four-year period:
•25% of the award vests after 12 months
•6.25% of the award subsequently vests at the end of each quarter

On vesting, awards are settled in Spark stock, and while the company can settle awards in cash under the Plan Rules, this feature is not currently used, nor is planned to be use for named executive officers.

As noted above, the NGC Committee makes awards periodically to named executive officers with consideration to a range of factors including the market competitiveness of that award at the time of grant, and the potential value and retention power of unvested awards. Given awards made in 2020, Mr. Eichmann, Ms. Bendzulla and Mr. Althaus did not receive any equity grants during 2021. Following his appointment, in August 2021 Mr. Clark received an award of 200,000 virtual stock options with an exercise price of $3.77 per ADS, and an award of 100,000 zero-priced virtual stock options. Both of Mr. Clark’s awards vest in accordance with the schedule summarized above consistent with the other executive officers.

	Market-priced virtual stock options Operating like stock options		Zero-priced virtual stock options Operating like RSUs		Total value of awards in 2021 (1)
Name	Number	Value (1)	Number	Value (1)
Eric Eichmann	0	$0	0	$0	$0
David Clark	200,000	$267,500	100,000	$308,000	$575,500
Gitte Bendzulla	0	$0	0	$0	$0
(1) This value represents the grant date fair value of the stock options granted as computed in accordance with ASC 718 and captured in the Summary Compensation Table.

In the interest of enhanced understanding, the table below summarizes the awards made in 2020 to Mr. Eichmann and Ms. Bendzulla who were serving named executive officers on December 31, 2021.

	Market-priced virtual stock options Operating like stock options		Zero-priced virtual stock options Operating like RSUs		Total value of awards in 2020 (1)
Name	Number	Value (1)	Number	Value (1)
Eric Eichmann	833,000	$2,607,290	449,000	$2,837,680	$5,444,970
Gitte Bendzulla (2)	132,000	$378,300	42,000	$242,690	$620,990
(1) This value represents the grant date fair value of the stock options granted as computed in accordance with ASC 718 and captured in the Summary Compensation Table.
(2) Reflects the aggregate value of grants made to Ms. Bendzulla during 2020.

The average equity mix for the three executive officers as of December 31, 2021, was 52% in the form of market-priced virtual stock options, which the NGC Committee considers performance-based given the inherent need for stock price appreciation for any value to be realized, with the remaining 48% in the form of zero-priced virtual stock options, which operate like RSUs.

Our executive compensation program reflects our principle of aligning incentives with shareholder value creation. The table above, and our Summary Compensation Table (SCT) below include the fair value of long-term incentive awards at the date of grant, calculated in accordance with the applicable accounting standards. Given the inherent relationship between our stock price performance and the value of our incentive awards, on December 31, 2021, the CEO’s 2020 equity award was worth 26% of this fair value at the date of grant. This aligns with a reduction in our stock price between the date of grant and our fiscal year-end, and provides a forward-looking incentive to build value.

Value of the CEO's 2020 Equity Awards
$2,607,290
$0
$2,837,680
$1,409,860
Market Priced
Zero-Priced
SCT Value
Intrinsic Value 31 Dec 2021

Benefits and Perquisites
Named executive officers are eligible to participate in all of our employee benefit plans on terms consistent with employees in the applicable geography.

Benefit	Eligibility		Key Features
Health & Welfare Insurance Benefits	All full-time US-based employees, including Mr. Eichmann and Mr. Clark	✓	Medical, dental, vision, group life, disability and accidental death and dismemberment insurance, voluntary life and accidental death and dismemberment
	All German-based employees, including Ms. Bendzulla	✓	State or private health and care insurance, state unemployment insurance, state accident insurance
Retirement Benefits	All regular US-based employees, including Mr. Eichmann and Mr. Clark	✓
Employer sponsored 401(k) traditional and Roth retirement Safe Harbor plan
Company match is 100% up to 4% of employee contribution with maximum employee contributions and employer match subject to annual federal limits

	All German-based employees, including Ms. Bendzulla	✓	State pension insurance

Mr. Eichmann’s employment agreement provides that Spark Networks, Inc. will reimburse Mr. Eichmann for income tax liabilities to the extent that such liabilities exceed by $25,000 the amount he would have otherwise been obligated to paid had he been subject only to income taxes in the United States.

NOMINATING, GOVERNANCE AND COMPENSATION COMMITTEE REPORT

The NGC Committee has reviewed this Compensation Discussion & Analysis and discussed it with Company management. In reliance on its review and the discussions referred to above, the Committee recommended to the Administrative Board that the Compensation Discussion & Analysis be included in the Company’s Proxy Statement.

Bradley J. Goldberg (Chair)
Bangaly Kaba
David Khalil

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2021 and 2020, all amounts are in US dollars:

Name	Fiscal Year	Salary	Bonus	Option Awards(1)	Non-equity Incentive Plan Compensation	All Other Compensation(2)	Total
Eric Eichmann	2021	625,000	—	—	75,000	49,398	749,398
Chief Executive Officer	2020	625,000	—	5,444,970	300,000	43,471	6,413,441
Gitte Bendzulla(3)	2021	283,848	—	—	21,459	19,191	324,498
Chief Operating Officer and Chief Legal Officer	2020	232,247	—	620,990	68,532	17,586	939,355
David Clark(4)	2021	157,052	—	575,500	78,904	16,363	827,819
Chief Financial Officer	2020	—	—	—	—	—	—
Bert Althaus(3)(5)	2021	155,229	—	—	88,703	239,471	483,403
Former Chief Financial Officer	2020	256,995	—	694,310	85,665	16,337	1,053,307
Yoon Um(6)	2021	235,000	—	108,140	23,500	25,909	392,549
Global Controller (Interim Principal Financial Officer and Principal Accounting Officer)	2020	—	—	—	—	—	—

(1) The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the named executive officers during the years ended December 31, 2021 and 2020 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 12. to the audited consolidated financial statements included in our Form 10-K. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.
(2) The amounts reported in the All Other Compensation column include health and welfare insurance benefits, retirement benefits, and severance.
(3) The amounts reported for Ms. Bendzulla and Mr. Althaus have been converted into US Dollars based on the average exchange rate of 1.1827 and 1.1422 for 2021 and 2020, respectively.
(4) Mr. Clark was appointed as Chief Financial Officer in August 2021.
(5) Mr. Althaus departed as Chief Financial Officer in July 2021. Severance of $229,148 earned by Mr. Althaus in 2021, including his remaining contractual gross fixed salary through September 31, 2021, is reflected in the All Other Compensation column.
(6) Ms. Um was appointed as Principal Financial Officer and Principal Accounting Officer from May 2021 until August 2021.

Outstanding Equity Awards at 2021 Fiscal Year-End Table

The table below sets forth certain information regarding the outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards
			Option Awards			Zero Option Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Expiration Date
Eric Eichmann	1/21/20	1/31/20	364,439	468,561	4.88	28,063	252,561	2/28/27
Chief Executive Officer
Gitte Bendzulla	1/21/20	1/31/20	39,375	50,625	4.88	1,813	16,311	2/28/27
Chief Operating Officer
and Chief Legal Officer	11/30/20	11/30/20	10,500	31,500	4.33	3,250	9,750	12/31/27
David Clark	8/31/21	8/31/21	—	200,000	3.77	—	100,000	9/30/28
Chief Financial Officer
Bert Althaus	1/21/20	1/31/20	50,626	—	4.88	—	—	2/28/27
Former Chief Financial Officer
Yoon Um	11/30/20	11/30/20	7,500	22,500	4.54	2,000	6,000	12/30/27
Global Controller (Interim Principal Financial Officer and Principal Accounting Officer)	6/15/21	6/15/21	—	20,000	5.34	—	12,000	7/15/28

Options Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Eric Eichmann	91,850	366,347	—	—
Gitte Bendzulla	6,215	29,542	—	—
David Clark	—	—	—	—
Bert Althaus	9,016	42,687	—	—
Yoon Um	—	—	—	—

(1) Represents the net shares acquired
(2) Value realized on exercise is based on the difference between the closing price of Spark Networks SE common shares on the date of share transfer and the exercise price.

Employment and Other Compensation Arrangements

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

Gitte Bendzulla. Ms. Bendzulla has entered into an employment agreement with Spark Networks which provides for an annual fixed compensation (base salary) and an annual performance award (annual bonus) with a target amount of 30% of her then current fixed gross annual salary. The relevant goals shall be established annually by the Administrative Board after consultation with Ms. Bendzulla. The final amount of the bonus shall be determined annually by the Administrative Board based on achievement of the established goals at the same time as the annual financial statements of Spark Networks are approved by Spark Networks’ auditors. The annual bonus, if any, shall be due and payable at the end of the month following such approval of the annual financial statements. Upon termination of employment, the agreement provides that Ms. Bendzulla may not compete with Spark Networks for one year provided that Spark Network pays Ms. Bendzulla during such period an amount equal to 50% of her total remuneration most recently received by her. Spark Networks shall be entitled to waive this non-compete covenant by written declaration at any time, including after the service relationship, with the effect that Ms. Bendzulla is released of the obligations immediately, and Spark Networks shall be free of the obligation to pay compensation with immediate effect starting from the date of declaration. Ms. Bendzulla is further entitled to receive a severance payment in the amount equal to six months of her base salary, plus the pro rata portion of her annual bonus for such year assuming achievement at the 100% level. The severance payment shall be due and payable together with the last regular salary payment. Any vesting of VSOP or stock option granted to Ms. Bendzulla due to occur within the next 3 months after the effective date of the termination shall continue to vest. In addition to the fixed and variable remuneration components, under the terms of the agreement, Ms. Bendzulla is entitled to additional benefits and reimbursement of necessary and reasonable expenses. Ms. Bendzulla’s current base salary is €240,000 and her annual bonus target amount is €72,000.

David Clark. Mr. Clark’s employment agreement with Spark Networks provides for a base salary at an annual rate of $340,000 and an annual bonus with a target amount of not less than 50% of his annual base salary based on the achievement of individual and Company performance goals to be determined by the Board. In the event that Spark Networks terminates Mr. Clark’s employment (other than for cause, by death or by disability), Mr. Clark will be eligible to receive an amount equal to one year of his then-current annual base salary, payable in the form of salary continuation, and his unvested options shall vest in the number of options that would have vested on the next Vesting Date (as defined in the LTIP) following the effective date of termination had Mr. Clark remained employed by the Company at that Vesting Date. Such severance shall be reduced by any remuneration paid to Mr. Clark because of his employment or self-employment during the severance period, and Mr. Clark shall promptly report all such remuneration to the Company in writing. Mr. Clark’s eligibility for severance is conditioned on him having first signed a release agreement in the form reasonably acceptable to the Board.

Also in connection with Mr. Clark’s hiring, Spark Networks SE entered into an executive director service agreement with Mr. Clark pursuant to which Mr. Clark has an annual base salary of $60,000 (in addition to his salary under his employment agreement with Spark Networks, Inc.). The term of such agreement is in accordance with the German Corporate Governance Codex limited to 3 years.

Bert Althaus. In connection with Mr. Althaus’ departure from the Company, the Company and Mr. Althaus entered into a termination agreement (the “Termination Agreement”) pursuant to which Mr. Althaus resigned from his position as a Managing Director, effective as of March 31, 2021, but would remain employed by the Company as Chief Financial Officer until September 30, 2021 (the “Termination Date”) in order to facilitate a transition of his duties and job responsibilities. In addition, pursuant to the Termination Agreement, Mr. Althaus received (i) his contractual gross fixed salary until the Termination Date, (ii) a bonus in the amount of EUR 75,000 for the year 2020 and (iii) a severance payment of EUR 156,250. The Termination Agreement also provided that virtual share options granted to Mr. Althaus under the Company’s 2020 Long Term Incentive Plan shall continue to vest until July 31, 2021, and Mr. Althaus shall be entitled to retain all virtual share options vested but not yet exercised as of July 31, 2021. Mr. Althaus departed as Chief Financial Officer in July 2021.

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

Gitte Bendzulla. In case of a termination of her employment by Spark Networks, Ms. Bendzulla is further entitled to receive a severance payment equal to the amount of her remuneration entitlement for six equal installments of her base salary plus the pro rata variable annual bonus assuming a target achievement of 100%. The severance payment shall be due and payable together with the last regular salary payment. Any vesting of VSOP or stock option granted to Ms. Bendzulla due to occur within the next 3 months after the effective date of the termination shall continue to vest. In the event of enforcement of the non-competition clause contained in Ms. Bendzulla employment contract, Ms. Bendzulla will receive compensation amounting to 50% of the basic remuneration received by her for a period of six months.
David Clark. As described above, in the event that Spark Networks terminates Mr. Clark’s employment (other than for cause, by death or by disability), Mr. Clark will be eligible to receive an amount equal to one year of his then-current annual base salary, payable in the form of salary continuation and his unvested options shall vest in the number of options that would have vested on the next Vesting Date (as defined in the LTIP) following the effective date of termination had Mr. Clark remained employed by the Company at that Vesting Date. Such severance shall be reduced by any remuneration paid to Mr. Clark because of his employment or self-employment during the severance period, and Mr. Clark shall promptly report all such remuneration to the Company in writing. Mr. Clark’s eligibility for severance is conditioned on him having first signed a release agreement in the form reasonably acceptable to the Board.

DIRECTOR COMPENSATION

The full Board determines compensation of our non-executive directors based on recommendations made by the Nominating, Governance and Compensation Committee (NGC Committee). The NGC Committee evaluates the form and amount of compensation for non-executive directors periodically and recommends changes to our Board when appropriate.

Director compensation was established to comply with the German Corporate Governance Code and consequently, director compensation is currently paid solely in the form of cash. During our 2021 shareholder engagement, questions were specifically asked about why Directors do not receive any of their compensation in the form of equity, as is customary in the United States. This reflects limitations we are subject to under German law, rather than an active choice to deviate from market norms in a relevant geography for our business, talent and shareholders. Regardless, we believe that the compensation system in place provides a reasonable balance between US and German compensation practices on the Board and its Committees, and enables us to attract and retain high caliber talent.

Non-executive directors are paid a quarterly retainer for their service on the Board and additional fees to reflect any incremental roles or duties they hold. Directors are not compensated for attending individual meetings of the Board on a per-meeting basis.

Role	Non-Employee Director Annual Compensation
Board Retainer	€80,000
Additional Compensation:
Chair of Board	€40,000
Vice-Chair of Board	€20,000
Audit Committee Chair	€20,000
Audit Committee Member(1)	€12,500
NGC Committee Chair	€18,000
NGC Committee Member(1)	€10,000
(1) Committee chairs are not eligible to receive the member compensation; this time commitment is contemplated in their compensation as chair.

We reimburse all our non-executive directors for all expenses reasonably incurred in connection with their service as a director, including attendance at Board or Committee meetings.

The following table sets forth the compensation earned by or paid to our non-employee directors for services provided during the year ended December 31, 2021. Other than as described below, none of our non-employee directors received any fees or reimbursement of any expenses (other than customary expenses in connection with the attendance of meetings of our Board of Directors) or any equity or non-equity awards in the year ended December 31, 2021. Amounts are converted from the policy values set out above into US Dollars based on the average 2021 exchange rate of 1.1827.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Axel Hefer	109,400	—	109,400
Bangaly Kaba(2)	41,490		41,490
Bradley J. Goldberg	139,559	—	139,559
Colleen Birdnow Brown	127,490	—	127,490
Chelsea A. Grayson	109,400	—	109,400
Cheryl Michel Law(3)	64,953		64,953
David Khalil	135,312	—	135,312
Joseph E. Whitters(4)	46,099	—	46,099

(1) The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the director during the year ended December 31, 2021 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 12. to the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2021. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.
(2) Bangaly Kaba was appointed to the Board of Directors on August 11, 2021.
(3) Cheryl Michel Law was a Director of the Board until August 10, 2021.
(4) Joseph E. Whitters was appointed to the Board of Directors on August 11, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our ADSs as of March 7, 2022, by:
•each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•each of our directors or director nominees;
•each of our named executive officers; and
•all of our directors, director nominees and executive officers as a group.

Percentage ownership of our ADSs is based on 26,173,970 ADSs outstanding as of March 7, 2022. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed all shares subject to options or other convertible securities held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 7, 2022 to be outstanding and to be beneficially owned by the person or entity holding the option for the purpose of computing the percentage ownership of that person or entity but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Spark Networks SE, Kohlfurter Straße 41/43, Berlin Germany 10999.

Name of beneficial owner	Number of ADSs beneficially owned	Percentage of ADSs beneficially owned
5% stockholders
Osmium Partners, LLC	5,682,091	21.7%
Named Executive Officers, Directors and Director Nominees
Axel Hefer	—	—%
Bangaly Kaba	—	—%
Bradley J. Goldberg	50,000	0.2%
Colleen Birdnow Brown	15,000	0.1%
Chelsea A. Grayson	—	—%
David Khalil	534,842	2.0%
Joseph E. Whitters	525,000	2.0%
Eric Eichmann	105,350	0.4%
Gitte Bendzulla	7,316	—%
David Clark	3,000	—%
All current executive officers and directors as a group (10 persons)	1,240,508	4.7%

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2021, concerning securities authorized for issuance under all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Right	Weighted-Average Exercise Price of Outstanding Options, Warrants and Right	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,386,296	$3.56	1,113,704
Equity compensation plans not approved by security holders
Total	2,386,296	$3.56	1,113,704

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections entitled “Management” and

“Executive Compensation,” the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

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

In addition, German mandatory stock corporation law provides for administrative board approval and publication of certain related party transaction acceding the threshold of 1.5 percent of the total of fixed assets and the current assets.

Director Independence

The Board of Directors has determined that each of our directors, other than Eric Eichmann, our current Chief Executive Officer, is independent as defined by the Nasdaq rules. This makes seven of our eight directors independent. The Board of Directors arrived at this determination based on a review of the information provide by each director concerning his or her background, employment and other affiliations.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by (i) KPMG AG Wirtschaftsprüfungsgesellschaft, our independent auditors for the fiscal year December 31, 2020, and (ii) BDO USA, LLP, our independent auditors for the fiscal year ended December 31, 2021 (in thousands).

Fee Category	2021	2020
Audit fees(1)	$835	$2,343
Tax fees(2)	12	21
Total Fees	$847	$2,364

(1) Audit fees for 2021 and 2020 include costs associated with the interim procedures and annual audits, including costs associated with the US GAAP conversion in 2020, and statutory audits required internationally. Total Audit fees in 2020 have been restated from the prior year to include an overrun fee for additional audit-related services, which were billed in June and July of 2021.
(2) Tax fees for 2021 and 2020 represent tax and VAT compliance.

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

3.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
3.1	Spark Networks SE Amended Articles of Association, dated August 17, 2021	Form 10-Q	001-38252	August 23, 2021	3.1
3.2	Rules of Procedure for the Administrative Board of Spark Networks SE	Form 10-K	001-38252	March 31, 2021	3.3
4.1	Form of Specimen Certificate representing Ordinary Shares of Spark Networks SE	F-4/A	333-220000	September 29, 2017	4.1
4.2	Deposit Agreement	F-6	333-220610	September 25, 2017	1
4.3	Form of American Depositary Receipt	F-6	333-220610	September 25, 2017	1.A
4.4	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	20-F	001-38252	June 12, 2020	4.21
10.1†	Executive Director Service Agreement between Spark Networks SE and Eric Eichmann, dated November 18, 2019*					Filed
10.2†	Employment Agreement between Spark Networks, Inc., and Eric Eichmann, dated November 18, 2019*					Filed
10.3†	Managing Director Service Agreement between Spark Networks SE and Gitte Bendzulla, dated June 26, 2019*					Filed
10.4†	Managing Director Service Agreement between Spark Networks SE and Bert Althaus, dated September 16, 2019*					Filed
10.5†	Amended and Restated Employment Agreement with Gitte Bendzulla dated December 1, 2020*					Filed
10.6†	Termination Agreement between Spark Networks, Spark Networks Services GmbH and Bert Althaus dated March 3, 2021*	8-K	001-38252	March 5, 2021	10.1

10.7†	Employment Agreement between Spark Networks SE and David Clark dated as of June 16, 2021*	8-K	001-38252	June 17, 2021	10.1
10.8†	Managing Director Service Agreement between Spark Networks SE and David Clark dated as of June 16, 2021*					Filed
10.9†	Amended and Restated Employment Agreement with Gitte Bendzulla dated June 15, 2021*	8-K	001-38252	June 17, 2021	10.2
10.10†	Amended and Restated Employment Agreement with David Clark dated August 10, 2021*					Filed
10.11	Limited Waiver and First Amendment to Loan Agreement dated May 21, 2020	20-F	001-38252	June 12, 2020	4.22
10.12	Second Amendment to Loan Agreement dated December 2, 2020	6-K	001-38252	December 3, 2020	4.1
10.13	Limited Waiver under Loan Agreement dated March 5, 2021	10-Q	001-28252	August 23, 2021	10.3
10.14	Spark Networks SE Virtual Stock Option Plan, dated November 2017, including forms of agreements*	S-8	333-222277	December 22, 2017	4.1
10.15	Spark Networks, Inc. 2007 Omnibus Incentive Plan, including forms of agreements*	8-K	001-32750	July 9, 2007	10.6
10.16	Spark Networks SE Virtual Stock Option Plan, dated March 2018*	20-F	001-38252	April 25, 2018	4.6
10.17	Agreement and Plan of Merger, dated March 21, 2019 among Spark Networks SE, Chemistry Inc., Zoosk, Inc. and Fortis Advisors LLC as the Holders' Representative	6-K	001-38252	March 22, 2019	2.1
10.18	Loan Agreement, dated July 1, 2019, among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent	6-K	001-38252	July 2, 2019	10.1
10.19†	Spark Networks SE 2020 Long Term Incentive Plan (including form of Grant Letter)*	6-K	001-38252	January 30, 2020	10.1
10.20	Form of Indemnification Agreement	10-K	001-38252	March 31, 2021	10.14
21.1	List of Subsidiaries, dated December 31, 2021					Filed
23.1	Consent of KPMG AG Wirtschaftsprüfungsgesellschaft, Independent Registered Public Accounting Firm					Filed
23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					Filed
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
						Filed
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					Furnished
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					Furnished
101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Registrant has omitted certain portions of the exhibit pursuant to Item 601(b)(10) of Regulation S-K.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Networks SE

Date: March 16, 2022	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Eichmann	Chief Executive Officer and Director	March 16, 2022
Eric Eichmann	(Principal Executive Officer)

/s/ David Clark	Chief Financial Officer	March 16, 2022
David Clark	(Principal Financial and Accounting Officer)

/s/ Gitte Bendzulla	Director, Chief Operating Officer and Chief Legal Counsel	March 16, 2022
Gitte Bendzulla

/s/ David Khalil	Director	March 16, 2022
David Khalil

/s/ Bradley J. Goldberg	Director, Vice-Chair of the Board	March 16, 2022
Bradley J. Goldberg

/s/ Colleen Birdnow Brown	Director, Chair of the Board	March 16, 2022
Colleen Birdnow Brown

/s/ Axel Hefer	Director	March 16, 2022
Axel Hefer

/s/ Chelsea A. Grayson	Director	March 16, 2022
Chelsea A. Grayson

/s/ Bangaly Kaba	Director	March 16, 2022
Bangaly Kaba

/s/ Joseph E. Whitters	Director	March 16, 2022
Joseph E. Whitters