Form 10-Q
period 2022-03-31
Spark Networks SE
filed 2022-05-10
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares outstanding as of May 2, 2022 was 2,619,586.

PART I
Financial Information

Item 1. Financial Statements

Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$13,007	$16,141
Accounts receivable, net of allowance of $361 and $368, respectively	5,753	6,261
Prepaid expenses	4,395	3,201
Other current assets	886	1,085
Total current assets	24,041	26,688
Property and equipment, net of accumulated depreciation of $4,212 and $3,998, respectively	3,748	3,613
Goodwill	134,733	134,744
Intangible assets, net of accumulated amortization of $15,799 and $15,522, respectively	29,049	29,369
Deferred tax assets	7,471	7,623
Other assets	7,142	7,764
Total assets	$206,184	$209,801
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$17,593
Accounts payable	2,098	11,474
Deferred revenue	35,299	36,973
Accrued expenses and other current liabilities	26,359	27,042
Total current liabilities	63,756	93,082
Long-term debt, net of current portion	94,282	64,531
Deferred tax liabilities	999	1,077
Other liabilities	18,192	18,418
Total liabilities	177,229	177,108
Contingencies (Note 6)
Shareholders' Equity:
Common stock, €1.00 nominal value; 3,521,005 shares authorized; 2,661,386 shares issued; 2,617,397 shares outstanding as of March 31, 2022 and December 31, 2021	3,064	3,064
Treasury stock, at €1.00 nominal value; 43,989 shares as of March 31, 2022 and December 31, 2021	(48)	(48)
Additional paid-in capital	223,605	223,103
Accumulated deficit	(205,752)	(200,403)
Accumulated other comprehensive income	8,086	6,977
Total shareholders' equity	28,955	32,693
Total liabilities and shareholders' equity	$206,184	$209,801

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$52,374	$56,379
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	34,246	36,918
Other operating expenses	15,435	16,151
Depreciation and amortization	603	2,290
Total operating costs and expenses	50,284	55,359
Operating income	2,090	1,020
Other income (expense):
Interest expense	(6,882)	(3,440)
Loss on foreign currency transactions	(767)	(1,728)
Other income (expense)	263	(16)
Total other expense, net	(7,386)	(5,184)
Loss before income taxes	(5,296)	(4,164)
Income tax expense	(53)	(2,340)
Net loss	(5,349)	(6,504)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,109	2,354
Comprehensive loss	$(4,240)	$(4,150)

Loss per share:
Basic loss per share	$(2.04)	$(2.50)
Diluted loss per share	$(2.04)	$(2.50)

Weighted average shares outstanding:
Basic	2,617,397	2,605,689
Diluted	2,617,397	2,605,689

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,103	$(200,403)	$6,977	$32,693
Stock-based compensation	—	—	—	—	502	—	—	502
Net loss	—	—	—	—	—	(5,349)	—	(5,349)
Foreign currency translation adjustments	—	—	—	—	—	—	1,109	1,109
Balance at March 31, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,605	$(205,752)	$8,086	$28,955

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903
Stock-based compensation	—	—	—	—	1,036	—	—	1,036
Net loss	—	—	—	—	—	(6,504)	—	(6,504)
Foreign currency translation adjustments	—	—	—	—	—	—	2,354	2,354
Balance at March 31, 2021	2,661,386	$3,064	(55,697)	$(61)	$221,888	$(138,752)	$5,650	$91,789

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,349)	$(6,504)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	603	2,290
Loss on tangible and intangible assets	15	—
Unrealized loss on foreign currency transactions	1,078	340
Stock-based compensation expense	502	1,036
Amortization of debt issuance costs and accretion of debt discounts	805	916
Loss on extinguishment of debt	3,964	—
Deferred tax expense	(79)	2,340
Provision for credit losses	142	95
Non-cash lease expense	546	470
Change in operating assets and liabilities:
Accounts receivable	261	(3,328)
Prepaid expenses and other current assets	(1,053)	(2,095)
Other assets	(31)	(33)
Accounts payable, accrued expenses, and other current liabilities	(9,937)	1,533
Other liabilities	(599)	(93)
Deferred revenue	(1,343)	2,646
Net cash used in operating activities	$(10,475)	$(387)
Capital expenditures	(490)	(423)
Net cash used in investing activities	$(490)	$(423)
Proceeds from debt, net of discount and issuance costs	$97,750	$—
Repayment of debt	(85,552)	(3,163)
Debt issuance costs paid to third parties	(3,531)	—
Payment of early extinguishment of debt charge	(893)	—
Payments directly related to debt	—	(523)
Net cash provided by (used in) financing activities	$7,774	$(3,686)

Net change in cash and cash equivalents and restricted cash	(3,191)	(4,496)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	55	781
Net decrease in cash and cash equivalents and restricted cash	$(3,136)	$(3,715)
Cash and cash equivalents and restricted cash at beginning of period	16,279	21,117
Cash and cash equivalents and restricted cash at end of period	$13,143	$17,402

Supplemental disclosure of cash flow information:
Cash paid for interest including payment of early extinguishment of debt charges of $893 and $0, respectively	$2,953	$2,497
Cash paid for income taxes	$29	$—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Mar-22	Dec-21
Cash and cash equivalents	$13,007	$16,141
Restricted cash included in other current assets	136	138
Total cash and cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$13,143	$16,279

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (the "Company") is a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations, including Zoosk, EliteSingles, SilverSingles, Christian Mingle, Jdate, and JSwipe, among others. The Company's brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment. The Company is domiciled in Germany with significant corporate operations, including executive leadership, accounting and finance, located in the United States.

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

In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's balance sheets, statement of operations and comprehensive loss, statement of shareholders' equity and statement of cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the Company's entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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

Liquidity and Capital Resources

The Company's financial statements are prepared in accordance with U.S. GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, the Company has generated losses from operations, incurred historical impairment charges to its Zoosk goodwill and intangible assets and has a working capital deficiency. These factors are potential indications of the Company's inability to continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The Company's plans to alleviate these indicators include growing its subscriber base by improving its marketing techniques and implementing new features to increase customer engagement on its various platforms. Further, on March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility, which provides more covenant flexibility and allows more resources to be invested into the business to drive growth. Refer to Note 5. Long-term Debt for additional information. The Company's plans, along with its current cash and cash equivalents, is expected to be sufficient to meet its anticipated cash requirements for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months from the issuance of these financial statements.

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, we maintained stable churn levels during the period and experienced positive user engagement. The global outbreak of COVID-19 continues to rapidly evolve. Management is actively monitoring the global situation and potential impact on the Company's business. The effects of COVID-19 did not have a material impact on the Company's result of operations or financial condition for the period ended March 31, 2022. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2022 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Revenue

For the three months ended March 31, 2022 and 2021, revenue was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Subscription revenue	$50,009	$54,546
Virtual currency revenue	1,525	1,096
Advertising revenue	840	737
Total Revenue	$52,374	$56,379

Revenue disaggregated by geography, based on where the revenue is generated, consists of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
United States	$34,569	$36,550
France	3,229	5,374
Germany	308	333
Rest of world	14,268	14,122
Total Revenue	$52,374	$56,379

The Company's deferred revenue balances as of March 31, 2022 and December 31, 2021 are $35.3 million and $37.0 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $26.1 million and $28.8 million of revenue, respectively, that was included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

Note 3. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $0.1 million and $2.3 million, respectively, which reflects an effective tax rate of (1.0)% and 112.5%, respectively. The decrease in the income tax expense for the three months ended March 31, 2022 was primarily driven by the Company benefiting from year to date losses in the U.S. jurisdiction.

The Company had a valuation allowance against certain U.S., Israel, and German deferred tax assets as of both March 31, 2022 and December 31, 2021. The Company evaluates on a quarterly basis whether the deferred tax assets are realizable which requires significant judgement. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance.

As of March 31, 2022 and December 31, 2021, the Company has $4.8 million and $4.7 million of unrecognized tax benefits, respectively. Of the $4.8 million of unrecognized tax benefits as of March 31, 2022, $1.4 million would impact the effective tax rate if recognized, and $2.9 million would result would result in an increase in the valuation allowance. As of March 31, 2022 and December 31, 2021, the Company has recorded $0.7 million of interest and penalties for both periods related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties as a component of income tax expense.

As a matter of course, the Company may be audited by Germany, U.S. Federal and state, Israel, France, the U.K. and other foreign tax authorities within which it operates. From time to time, these audits result in proposed assessments. The Company was notified during 2020 that the Israeli tax authorities were auditing Spark Networks Ltd. for the tax years 2016-2019. There is minimal activity in the entity and, while we do not expect adverse findings, any potential finding would result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. The Company received correspondence from the German tax authorities auditing Spark SE for the tax years 2017-2018, as well as Spark GmbH for the tax years 2016-2018 after March 31, 2022. While the company is in the process of assessing the correspondence, there does not appear to be any material changes or adjustments.

Based on the current status of Germany, U.S. Federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

Note 4. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Accrued advertising	$7,824	$6,483
Accrued employee compensation and benefits	1,619	1,487
Accrued professional fees	1,001	835
Accrued service providers	2,018	1,806
Accrued value-added, sales, and other non-income-based taxes	7,629	8,837
Current portion of income tax payable	3,673	3,733
Current portion of lease liabilities	2,344	2,325
Other	251	1,536
Accrued expenses and other current liabilities	$26,359	$27,042

Other liabilities consist of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Deferred payment to Zoosk's shareholders	$11,833	$11,545
Lease liabilities, less current portion	3,272	3,887
Sublease security deposit	1,038	1,038
Other	2,049	1,948
Other liabilities	$18,192	$18,418

Note 5. Long-term Debt

MGG Term Loan Agreement

On March 11, 2022, the Company entered into a Financing Agreement with Zoosk, Inc. and Spark Networks, Inc., the subsidiary guarantor party thereto, the lender party thereto, and MGG Investment Group LP ("MGG"), as administrative agent and collateral agent (the "Term Loan"). The agreement provides for senior secured term loans of $100.0 million. Substantially all of the Company's assets are pledged as collateral. Borrowings under the Term Loan bear interest at a rate equal to LIBOR plus an applicable margin of 7.5% per annum. The proceeds were used to repay in full all amounts outstanding under the Loan Facilities with Blue Torch Finance LLC. The outstanding principal amounts will be repayable in quarterly payments of $1.25 million commencing with the quarter ending June 30, 2023 through March 31, 2025, and $2.50 million commencing with the quarter ending June 30, 2025 and thereafter.

The Term Loan was issued at a discount of 2.0% of the aggregate principal amount of the $100.0 million. Transaction costs and overhead fees of $3.5 million and $0.3 million, respectively, were paid at closing. Through the effective interest rate method, the discount and overhead fees on the Term Loan are amortized to interest expense in the Consolidated Statements of Operations and Comprehensive Loss through the maturity on March 11, 2027 ("Maturity Date"). The effective interest on the loan was 10.1%. In addition, pursuant to the terms of the Term Loan, within 5 days after the annual financial statements are required to be delivered to the lender, commencing with the delivery of the fiscal year 2022 audited financial statements, the Company is required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cashflow of the most recently completed fiscal year.

The Loan Agreement requires the following financial covenants to be maintained: (i) quarterly leverage ratio no greater than 4.50 to 1.00 for the quarter ending June 30, 2022, 4.25 to 1.00 through June 30, 2023, 3.75 to 1.00 through June 30, 2024, 3.25 to 1.00 through June 30, 2025, 2.75 to 1.00 through June 30, 2026 and 2.25 to 1.00 through the maturity date of the loan; (ii) marketing efficiency ratio to be less than 1.36 to 1.00 for the quarter ending June 30, 2022 through the maturity date of the loan; and (iii) minimum liquidity of $5.0 million at any time. In addition, the Term Loan contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company and its subsidiaries' ability to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make share repurchases, make certain acquisitions, engage in certain transactions with affiliates and change lines of business.

As of March 31, 2022, the aggregated outstanding principal balance and amortized cost basis of the Term Loan was $100.0 million and $94.3 million, respectively.

Blue Torch Term Loan Facility

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

On December 2, 2020, the Company entered into the Second Amendment to Loan Agreement (the "Second Amendment" and together with the Term Loan Facility, the "Amended Term Loan Facility"), which established an additional $6.0 million of term loan commitment to its existing Term Loan Facility. The additional borrowing was applied to pay the quarterly Term Loan Facility principal and interest payments on December 31, 2020 and March 31, 2021. The Second Amendment was accounted for as a modification of debt, and as such, the third-party costs incurred in connection with the Second Amendment of approximately $1.3 million were expensed as incurred. The debt issuance costs of $1.3 million that were paid directly to the lender at the closing date were capitalized and will be amortized using the effective interest method over the term of the loan. The effective interest rate on the modified loan is 11.3%. The Second Amendment required repayment of the principal amount of $0.15 million quarterly, beginning on March 31, 2021, in addition to the $3.0 million quarterly principal repayment of the original Term Loan Facility and the modified interest.

On March 5, 2021, the Company entered into a Limited Waiver under Loan Agreement (the "Limited Waiver") with the Administrative Agent and the lenders pursuant to which certain defaults under the Senior Secured Facilities Agreement were waived. In consideration of the Limited Waiver, the Company agreed to pay the Administrative Agent, for the ratable benefit of the lenders, a fee of $0.5 million upon the execution of the Limited Waiver, plus $0.3 million paid in kind by capitalizing such amount into the principal balance under the Senior Secured Facilities Agreement. The aggregated fees were capitalized and was amortized using the effective interest rate of 11.8%.

On March 11, 2022, the Company entered into the Term Loan Agreement with MGG as described above and the facility was terminated. The aggregated outstanding principal balance of the existing Term Loan Facility and the Second Amendment was $85.6 million, and the amortized cost basis was $82.1 million as of December 31, 2021. The Company recognized a loss on extinguishment of debt of $3.9 million in the first quarter of Fiscal 2022, which is comprised of $3.0 million of unamortized debt issuance cost offset by the debt discount with the Blue Torch term loan facility, and a prepayment penalty of $0.9 million.

The loss on extinguishment of debt is included as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022.

Blue Torch Revolving Credit Facility

The $5.0 million Revolving Credit Facility has a commitment fee of 0.75% per annum on the unutilized commitments thereunder payable on the Maturity Date. As the Revolving Credit Facility is not expected to be drawn down, transaction costs and upfront fees totaling $0.3 million related to the Revolving Credit Facility were deferred and are being amortized over the term of the agreement. On March 11, 2022, the Company entered in to the Term Loan Agreement as described above and the facility was terminated, and there were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2021. The Company recognized a loss on extinguishment of debt of $0.1 million in the first quarter of Fiscal 2022 for unamortized transaction costs and upfront fees related to the Revolving Credit Facility, which is included as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022.

The Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of its subsidiaries to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions and make share repurchases, make certain acquisitions, engage in certain transactions with affiliates, and change lines of business. The Company was in compliance with all applicable financial covenants as of March 31, 2022.

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

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against the Company and Zoosk in the U.S. District Court for the Northern District of California by individuals claiming to be Zoosk users whose information was affected by the 2020 security incident disclosed by Zoosk. The complaint, as subsequently amended, asserts that by reason of the Zoosk security incident Spark and Zoosk violated the California Consumer Privacy Act ("CCPA"), the California Unfair Competition Law ("UCL"), and common-law obligations. Based on these assertions, the complaint seeks statutory damages, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. On December 14, 2020, plaintiffs voluntarily withdrew their claim under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk's motion to dismiss the remainder of the complaint for failure to state a claim by dismissing the UCL claim, but allowing the common-law claim to go forward. The court held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company. Zoosk answered the portion of the complaint that asserts the one remaining common-law claim by denying its material allegations and asserting a number of affirmative defenses. The court stayed the case pending resolution of the jurisdictional discovery. On May 6, 2021, plaintiffs voluntarily dismissed the Company from the case and the stay was lifted. On July 28, 2021, plaintiffs filed a second amended complaint re-alleging the UCL claim on behalf of a subclass. The court granted Zoosk’s motion to dismiss that amended claim on October 5, 2021. On October 28, 2021, plaintiffs sought leave to file a third amended complaint that re-alleges a UCL claim. Following briefing and oral argument, the court granted plaintiffs’ motion for leave to file an amended complaint as to one theory of UCL liability and ordered plaintiffs either file the third amended complaint or seek leave to file a fourth amended complaint by February 17, 2022. Plaintiffs filed a third amended complaint, then sought leave to file a fourth amended complaint to substitute one of the two named plaintiffs. On March 31 2022, the court granted Zoosk’s motion to dismiss with prejudice one named plaintiff for failure to prosecute. The court also granted Plaintiffs’ motion to substitute the dismissed plaintiff with a new plaintiff but ordered Plaintiffs to reimburse Zoosk for reasonable costs and attorney fees incurred in connection with the dismissed named plaintiff. Fact discovery concluded on April 29, 2022 except as to discovery from the new named plaintiff, and the parties are engaged in expert discovery. The parties have submitted a proposed order to the court setting the deadline for plaintiffs’ motion for class certification on May 20, 2022 and trial in late 2022.

Separately, a group of lawyers that is different from those who filed the putative class action described above filed 77 separate arbitration demands against Zoosk in the Judicial Arbitration and Mediation Services, Inc. ("JAMS") arbitration forum. Zoosk has objected that neither JAMS nor any arbitrator appointed by JAMS has authority to arbitrate any of these claims or to rule on the issue of arbitrability. JAMS decided to commence arbitration proceedings in regard to one of the arbitration claims filed to date, but that claim was withdrawn in November 2021 as it was established that the claimant was not affected by the incident. On May 5, 2021, the same group of attorneys that filed the arbitration demands, described above, filed a petition to compel arbitration in the U.S. District Court for the Northern District of California on behalf of three other individuals claiming to be Zoosk users affected by the 2020 security incident. The attorneys then voluntarily dismissed the petition in its entirety on July 15, 2021. JAMS has initiated three further arbitration claims previously filed and intends to proceed with those arbitrations if requisite fees are paid. Zoosk has refused to pay the respondents’ share of the initiation fee for those arbitrations. On December 8, 2021, the same attorneys then filed a petition to compel arbitration in Orange County Superior Court in California on behalf of those three individuals. In response, Zoosk filed a motion to dismiss the California petition based on the forum selection clause in the Zoosk Terms of Use that selects New York as the venue for any dispute. Zoosk's motion to dismiss was granted in April 2022. Zoosk has also filed a petition to stay arbitration in New York on the basis that the claimants breached the TOU when they filed their arbitration demands and Zoosk is therefore under no obligation to arbitrate.

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

At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition and believes the recorded legal provisions as of March 31, 2022 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company's favor.

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

The following table presents the carrying values and the estimated fair values of long-term debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion(1)	$94,282	$100,161	$82,124	$96,089

(1) At March 31, 2022 and December 31, 2021, the carrying value of long-term debt is net of unamortized original issue discount and debt issuance costs of $5.7 million and $3.4 million, respectively.

The Company's financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

Note 8. Stock-based Compensation

Stock-based compensation expense reflects share awards issued under the Company's 2018 virtual stock option plan and the Long Term Incentive Plan adopted in 2020 (the "LTIP"). For the three months ended March 31, 2022 and 2021, the Company recognized total stock-based compensation expense for all the plans of $0.5 million and $1.0 million, respectively, which is included as a component of Other operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.

2020 Long Term Incentive Plan

In connection with the adoption of the LTIP, the Administrative Board authorized for 2020 the issuance of virtual options for up to three million ADSs, including up to one million zero-priced options. In 2021, the Administrative Board authorized the issuance of an additional 500,000 ADSs, which can be used for the issuance of both options and zero-priced options. The additional authorized ADSs were used in connection with the options granted in the first quarter of 2022. As of March 31, 2022, 215,833 virtual options, and 208,867 zero-priced options were available for future grant under the LTIP.

The fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model for the three months ended March 31, 2022. The inputs used in the measurement of the fair values at the date of grant are summarized below:

	Virtual Stock Options		Zero-Priced Options
	Long Call	Short Call	Long Call	Short Call
	Option	Option (Cap)	Option	Option (Cap)
Stock price	$2.70	$2.70	$2.70	$2.70
Strike price	$2.93	$29.30	$—	$50.00
Term	4.65	4.65	4.65	4.65
Volatility	65.0%	65.0%	65.0%	65.0%
Dividend	—%	—%	—%	—%
Risk-free rate	2.4%	2.4%	2.4%	2.4%

The following table summarizes the activity for the Company's options under the LTIP during the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	1,802,228	$4.71	5.62	$0.01
Granted	530,000	2.93
Forfeited	(48,061)	5.24
Outstanding as of March 31, 2022	2,284,167	4.29	5.76	0.01
Vested and exercisable at March 31, 2022	684,513	$4.81	4.95	$0.01

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2021	1,190,967	$2.53
Granted	530,000	1.20
Vested	(73,252)	3.03
Forfeited	(48,061)	2.56
Unvested as of March 31, 2022	1,599,654	$2.06

The following table summarizes the activity for the Company's zero priced options under the LTIP during the three months ended March 31, 2022:

Number of Options

Outstanding as of December 31, 2021	584,068
Granted	220,000
Forfeited	(12,935)
Outstanding as of March 31, 2022	791,133
Vested and exercisable at March 31, 2022	104,233

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2021	514,370	$5.29
Granted	220,000	2.59
Vested	(34,535)	6.21
Forfeited	(12,935)	5.35
Unvested as of March 31, 2022	686,900	$4.38

The total unrecognized compensation expense related to awards granted under the LTIP at March 31, 2022 was $3.2 million, which will be recognized over a weighted-average period of 3.00 years.

As of March 31, 2022 and 2021, diluted loss per share excludes 1,096,902 and 806,280 potentially dilutive common shares, respectively, related to vested option awards, as their effect was anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading "Risk Factors." The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations. Since our inception, we have had 103 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

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

COVID-19 Update

Management continues to actively monitor the novel coronavirus ("COVID-19") developments and potential impact on our employees, business and operations. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the period ended March 31, 2022. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended March 31,
	2022	2021
Registrations	3,415,750	3,607,702
Average Paying Subscribers	838,961	896,344
Total Monthly ARPU	$20.81	$20.97

Net Revenue	$52,374	$56,379
Direct Marketing	27,696	30,403
Contribution	$24,678	$25,976

During the three months ended March 31, 2022, new members registered to our platforms decreased by 0.2 million, or 5.3%, compared to the same period in 2021. Average paying subscribers during the three months ended March 31, 2022 decreased by 0.1 million, or 6.4%, compared to the same period in 2021. The decreases were primarily driven by a reduction in marketing spend.

Monthly ARPU for three months ended March 31, 2022 decreased by 0.8% compared to the same period in 2021.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$52,374	$56,379	$(4,005)	(7.1)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	34,246	36,918	(2,672)	(7.2)%
Other operating expenses	15,435	16,151	(716)	(4.4)%
Depreciation and amortization	603	2,290	(1,687)	(73.7)%
Total operating costs and expenses	50,284	55,359	(5,075)	(9.2)%
Operating income	2,090	1,020	1,070	104.9%
Other income (expense):
Interest expense	(6,882)	(3,440)	(3,442)	100.1%
Loss on foreign currency transactions	(767)	(1,728)	961	(55.6)%
Other income (expense)	263	(16)	279	(1743.8)%
Total other expense, net	(7,386)	(5,184)	(2,202)	42.5%
Loss before income taxes	(5,296)	(4,164)	(1,132)	27.2%
Income tax expense	(53)	(2,340)	2,287	(97.7)%
Net loss	$(5,349)	$(6,504)	$1,155	(17.8)%

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

Revenue

Revenue during the three months ended March 31, 2022 decreased by $4.0 million, or 7.1%, compared to the same period in 2021. The decrease in revenue was attributable to the 6.4% decrease in the number of average paying subscribers, driven by a reduction in marketing spend.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue during the three months ended March 31, 2022 decreased by $2.7 million, or 7.2%, compared to the same period in 2021. The decrease was primarily due to a reduction in marketing spend and a decrease in commission expense for mobile application due to the decline in revenue.

Other operating expenses

Other operating expenses consists primarily of costs for sales and marketing, customer service, technical operations and development, and corporate functions. These costs include personnel, technology platform and system costs, third-party service and professional fees, occupancy and other overhead costs. Other operating expenses during the three months ended March 31, 2022 decreased by $0.7 million, or 4.4%, compared to the same period in 2021. The decrease was primarily driven by higher accounting and audit fees in connection with the U.S. GAAP conversion in the first quarter of 2021, and decreases in personnel costs driven by lower stock-based compensation, and recruiting fees.

Other income (expense)

Other expense, net, consist primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expenses, net, during the three months ended March 31, 2022 increased by $2.2 million, or 42.5%, compared to the same period in 2021. The increase was primarily related the $4.0 million loss recognized on extinguishment of debt in connection with the Amended Term Loan Facility and Revolving Credit Facility, as discussed in Note 5. Long-term Debt. The increase was partially offset by a $1.0 million decrease in losses on foreign currency transactions compared to the same period in 2021.

Income tax expense

Income tax expense was $0.1 million for the three months ended March 31, 2022 compared to $2.3 million for the three months ended March 31, 2021, which reflects an effective tax rate of (1.0)% and 112.5%, respectively. The decrease in income tax expense was primarily driven by the Company benefiting from year to date losses in the U.S. jurisdiction.

See Note 3. Income Taxes in the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of income taxes.

Non-U.S. GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. However, management believes that certain non-U.S. GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance.

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), a non-U.S. GAAP financial measure, is one of the primary metrics by which we evaluate the performance of our business, budget, forecast and compensate management. We believe this measure provides management and investors with a consistent view, period to period, of the core earnings generated from the ongoing operations and allows for greater transparency with respect to key metrics used by senior leadership in its financial and operational decision-making. We define Adjusted EBITDA as net earnings (loss) excluding interest expense, (gain) loss on foreign currency transactions, income tax (benefit) expense, depreciation and amortization, asset impairments, stock-based compensation expense, acquisition related costs and other costs. Adjusted EBITDA has inherent limitations in evaluating the performance of the Company, including, but not limited to the following:

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(5,349)	$(6,504)
Interest expense	6,882	3,440
Loss on foreign currency transactions	767	1,728
Income tax expense	53	2,340
Depreciation and amortization	603	2,290
Stock-based compensation expense	502	1,036
Other costs(1)	22	795
Adjusted EBITDA	$3,480	$5,125

(1) Includes primarily consulting and advisory fees related to special projects, as well as non-cash acquisition related expenses, post-merger integration activities and long-term debt transaction and advisory fees.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash balances and cash flows from operations and borrowings. Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. As of March 31, 2022, we had cash and cash equivalents of $13.0 million.

On March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under a new term loan facility with MGG Investment Group LP (the "Term Loan"). As of March 31, 2022 and December 31, 2021, we had outstanding principal debt balance of $100.0 million and $85.6 million, respectively. See Note 5. Long-term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of our debt.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors and those set forth in Part II, Item 1A "Risk Factors" of our Form 10-K for the year ended December 31, 2021. We do not have any off-balance sheet arrangements as of March 31, 2022.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(10,475)	$(387)
Investing activities	(490)	(423)
Financing activities	7,774	(3,686)
Net change in cash and cash equivalents and restricted cash	$(3,191)	$(4,496)

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as depreciation and amortization, and stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash used in operating activities was $10.5 million for the three months ended March 31, 2022, an increase of $10.1 million compared to $0.4 million during the same period in 2021. The increase was primarily driven by a decrease in accounts payable due to the timing of payments.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, and purchase of property and equipment.

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2022, an increase of $0.1 million compared to $0.4 million during the three months ended March 31 2021. The increase was primarily due to the additional capital expenditures of $0.1 million during the three months ended March 31, 2022.

Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt.

Net cash provided by financing activities was $7.8 million for the three months ended March 31, 2022, an increase of $11.5 million compared to net cash used in financing activities of $3.7 million during the same period in 2021. The increase was primarily attributable to $97.8 million of proceeds, net of discount and issuance costs, received from the Term Loan, partially offset by the $85.6 million repayment of debt under the existing Term Loan Facility and the Second Amendment, transaction costs of $3.5 million paid to third parties in connection with the Term Loan, and a $0.9 million prepayment penalty in connection with the existing Term Loan Facility and the Second Amendment, as discussed in Note 5. Long-term Debt.

Recent Accounting Pronouncements

See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part I. Item 1. of this quarterly report for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Please refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the “Critical Accounting Policies and Estimates” section of our Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K") for a full description of all of our critical accounting estimates. We believe there have been no new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of March 31, 2022, due to the material weakness in our internal control over financial reporting previously identified in our 2021 Form 10-K which continues to exist, our disclosure controls and procedures were not effective.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Please refer to Part II. Item 9A. "Controls and Procedures" of our 2021 Form 10-K for a full description of the material weakness in our internal control over financial reporting and remediation plan.

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

PART II
Other Information

Item 1. Legal Proceedings

For information that updates the disclosure set forth under Part I. Item 3. Legal Proceedings in our 2021 Form 10-K, refer to Note 6. Contingencies to the Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Please refer to Part I. Item 1A. Risk Factors of our 2021 Form 10-K for a discussion of our risk factors. The risks and uncertainties are not limited to those set forth in the 2021 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We believe there have been no new risk factors, or material changes to our existing risk factors, during the three months ended March 31, 2022.

Item 2. Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 9, 2022, the Company and David Clark amended Mr. Clark’s Employment Agreement with the Company dated as of August 10, 2021, to provide that the amount of severance paid under the agreement shall no longer be subject to offset for any other remuneration paid to Mr. Clark during the severance period. A copy of the amendment is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.
10.1	Financing Agreement, dated as of March 11, 2022, between the Company, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP.	8-K	001-38252	March 14, 2022	10.1
10.2	First Amendment to Employment Agreement with David Clark, dated May 9, 2022.					X
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
101.1
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (“XBRL”):
•unaudited condensed consolidated balance sheets;
•unaudited condensed consolidated statements of operations and comprehensive loss;
•unaudited condensed consolidated statements of shareholders’ equity;
•unaudited condensed consolidated statement of cash flows; and
•notes to unaudited condensed consolidated financial statements.
X
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in Inline XBRL and contained in Exhibit 101.1

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Networks SE

Date: May 10, 2022	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)