Form 10-Q/A
period 2022-03-31
Spark Networks SE
filed 2022-08-09
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Spark Networks SE ( the "Company") is filing this Amendment No. 1 on Form 10Q/A (the “Amended Report”) to amend its Quarterly Report for the quarter ended March 31, 2022, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2022 (the “Original Report”), to restate the Company's unaudited condensed consolidated financial statements for the period ended March 31, 2022. Consequently, the previously filed unaudited condensed consolidated financial statements for the period ended March 31, 2022, should no longer be relied upon. Unless the context otherwise requires, references in this Amended Report to “the Company,” “Spark Networks,” “we,” “us” or “our” refer to Spark Networks SE and its consolidated subsidiaries.

Background

On August 5, 2022, the Audit Committee of the Company’s Board of Directors of the Company, after consideration of the relevant facts and circumstances and after consultation with management and BDO USA, LLP, the Company’s independent auditors, concluded that the Company’s unaudited condensed consolidated interim financial statements as of March 31, 2022 and for the quarterly period ended March 31, 2022 included in the Original Report should be restated, and that such financial statements previously filed with the SEC should no longer be relied upon as a result of a system error related to revenue recognition which resulted in the Company’s consolidated revenue for the three months ended March 31, 2022 being overstated by $2.5 million in the Original Report.

With this error being corrected in this Amended Report, net loss increased by $2.1 million. Additionally, the change impacted our basic and diluted net loss per common share calculations. See restated Note 1. Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Amended Report for the adjustments to the consolidated financial statements related to this misstatement. The Company has also made corresponding amendments to Management's Discussion and Analysis of Financial Condition and Results of Operations and applicable footnote disclosures.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a "restatement” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Amended Report has been identified as “As Restated.”

In connection with the restatement, the Company’s management concluded that as of March 31, 2022, the Company continued to have material weaknesses in its internal control over financial reporting as previously identified in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021, and that its disclosure controls and procedures were not effective. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weaknesses identified, refer to “Part I, Item 4. Controls and Procedures,” which remains unchanged from the Original Report.

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

    ●    Part I – Item 1. Financial Information
    ●    Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    ●    Part II – Item 6. Exhibits and Signatures

In addition, in accordance with SEC rules, Part II, Item 6 of the Original Report has been amended to include the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Amended Report as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Amended Report sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatements. This Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Report speaks only as of the filing date of the Original Report, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

PART I
Financial Information

Item 1. Financial Statements

Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$13,007	$16,141
Accounts receivable, net of allowance of $361 and $368, respectively	5,753	6,261
Prepaid expenses	4,395	3,201
Other current assets	886	1,085
Total current assets	24,041	26,688
Property and equipment, net of accumulated depreciation of $4,212 and $3,998, respectively	3,748	3,613
Goodwill	134,733	134,744
Intangible assets, net of accumulated amortization of $15,799 and $15,522, respectively	29,049	29,369
Deferred tax assets	7,471	7,623
Other assets	7,142	7,764
Total assets	$206,184	$209,801
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$17,593
Accounts payable	2,098	11,474
Deferred revenue	37,784	36,973
Accrued expenses and other current liabilities	26,012	27,042
Total current liabilities	65,894	93,082
Long-term debt, net of current portion	94,282	64,531
Deferred tax liabilities	999	1,077
Other liabilities	18,192	18,418
Total liabilities	179,367	177,108
Contingencies (Note 6)
Shareholders' Equity:
Common stock, €1.00 nominal value; 3,521,005 shares authorized; 2,661,386 shares issued; 2,617,397 shares outstanding as of March 31, 2022 and December 31, 2021	3,064	3,064
Treasury stock, at €1.00 nominal value; 43,989 shares as of March 31, 2022 and December 31, 2021	(48)	(48)
Additional paid-in capital	223,605	223,103
Accumulated deficit	(207,874)	(200,403)
Accumulated other comprehensive income	8,070	6,977
Total shareholders' equity	26,817	32,693
Total liabilities and shareholders' equity	$206,184	$209,801

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
	(As Restated)
Revenue	$49,907	$56,379
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	34,246	36,918
Other operating expenses	15,435	16,151
Depreciation and amortization	603	2,290
Total operating costs and expenses	50,284	55,359
Operating (loss) income	(377)	1,020
Other income (expense):
Interest expense	(6,882)	(3,440)
Loss on foreign currency transactions	(767)	(1,728)
Other income (expense)	263	(16)
Total other expense, net	(7,386)	(5,184)
Loss before income taxes	(7,763)	(4,164)
Income tax benefit (expense)	292	(2,340)
Net loss	(7,471)	(6,504)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,093	2,354
Comprehensive loss	$(6,378)	$(4,150)

Loss per share:
Basic loss per share	$(2.85)	$(2.50)
Diluted loss per share	$(2.85)	$(2.50)

Weighted average shares outstanding:
Basic	2,617,397	2,605,689
Diluted	2,617,397	2,605,689

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
						(As Restated)	(As Restated)	(As Restated)
Balance at January 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,103	$(200,403)	$6,977	$32,693
Stock-based compensation	—	—	—	—	502	—	—	502
Net loss	—	—	—	—	—	(7,471)	—	(7,471)
Foreign currency translation adjustments	—	—	—	—	—	—	1,093	1,093
Balance at March 31, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,605	$(207,874)	$8,070	$26,817

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903
Stock-based compensation	—	—	—	—	1,036	—	—	1,036
Net loss	—	—	—	—	—	(6,504)	—	(6,504)
Foreign currency translation adjustments	—	—	—	—	—	—	2,354	2,354
Balance at March 31, 2021	2,661,386	$3,064	(55,697)	$(61)	$221,888	$(138,752)	$5,650	$91,789

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(As Restated)
Net loss	$(7,471)	$(6,504)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	603	2,290
Loss on tangible and intangible assets	15	—
Unrealized loss on foreign currency transactions	1,078	340
Stock-based compensation expense	502	1,036
Amortization of debt issuance costs and accretion of debt discounts	805	916
Loss on extinguishment of debt	3,964	—
Deferred tax expense	(79)	2,340
Provision for credit losses	142	95
Non-cash lease expense	546	470
Change in operating assets and liabilities:
Accounts receivable	261	(3,328)
Prepaid expenses and other current assets	(1,053)	(2,095)
Other assets	(31)	(33)
Accounts payable, accrued expenses, and other current liabilities	(10,282)	1,533
Other liabilities	(599)	(93)
Deferred revenue	1,124	2,646
Net cash used in operating activities	$(10,475)	$(387)
Capital expenditures	(490)	(423)
Net cash used in investing activities	$(490)	$(423)
Proceeds from debt, net of discount and issuance costs	$97,750	$—
Repayment of debt	(85,552)	(3,163)
Debt issuance costs paid to third parties	(3,531)	—
Payment of early extinguishment of debt charge	(893)	—
Payments directly related to debt	—	(523)
Net cash provided by (used in) financing activities	$7,774	$(3,686)

Net change in cash and cash equivalents and restricted cash	(3,191)	(4,496)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	55	781
Net decrease in cash and cash equivalents and restricted cash	$(3,136)	$(3,715)
Cash and cash equivalents and restricted cash at beginning of period	16,279	21,117
Cash and cash equivalents and restricted cash at end of period	$13,143	$17,402

Supplemental disclosure of cash flow information:
Cash paid for interest including payment of early extinguishment of debt charges of $893 and $0, respectively	$2,953	$2,497
Cash paid for income taxes	$29	$—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Mar-22	Dec-21
Cash and cash equivalents	$13,007	$16,141
Restricted cash included in other current assets	136	138
Total cash and cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$13,143	$16,279

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

Restatement of Previously Issued Financial Statements

The Company has restated its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 to correct a system error related to a revenue recognition (the "Restatement"), which resulted in our consolidated revenue for the three months ended March 31, 2022 being overstated by $2.5 million in the Original Report. The Restatement resulted in an increase in the reported net loss by $2.1 million for the three months ended March 31, 2022, and an increase to reported accumulated deficit as of March 31, 2022 by $2.1 million. The Restatement also impacted the Company’s basic and diluted net loss per common share calculations. The following tables present the Restatement on all affected line items of our previously issued Condensed Consolidated Balance Sheets as of March 31, 2022, Condensed Consolidated Statements of Operations and Comprehensive Loss, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022. The effect of the Restatement on the March 31, 2022 stockholders’ equity balances is presented in the Condensed Consolidated Statements Shareholder's Equity Sheet below. Regarding the Condensed Consolidated Statements of Cash Flows, the adjustment to net loss was offset by adjustments to change in operating assets and liabilities within cash flows used in operating activities. The Restatement had no effect on total net cash flows from operating, investing or financing activities. The Restatement also impacted Note 2. Revenue, Note 3. Income Taxes, and Note 4. Accrued Expenses and Other Liabilities, which were restated in this Amended Report.

Condensed Consolidated Balance Sheet

	March 31, 2022
(in thousands)	As Previously Reported	Restatement Adjustment	As Restated
Deferred revenue	$35,299	$2,485	$37,784
Accrued expenses and other current liabilities	26,359	(347)	26,012
Total current liabilities	63,756	2,138	65,894
Total liabilities	177,229	2,138	179,367
Accumulated deficit	(205,752)	(2,122)	(207,874)
Accumulated other comprehensive income	8,086	(16)	8,070
Total shareholders' equity	$28,955	$(2,138)	$26,817

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31, 2022
(in thousands, except per share data)	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$52,374	$(2,467)	$49,907
Operating income (loss)	2,090	(2,467)	(377)
Loss before income taxes	(5,296)	(2,467)	(7,763)
Income tax (expense) benefit	(53)	345	292
Net loss	(5,349)	(2,122)	(7,471)
Foreign currency translation adjustments	1,109	(16)	1,093
Comprehensive loss	(4,240)	(2,138)	(6,378)
Loss per share - basic and diluted ($)	$(2.04)	$(0.81)	$(2.85)

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2022
(in thousands)	As Previously Reported	Restatement Adjustment	As Restated
Operating activities
Net loss	$(5,349)	$(2,122)	$(7,471)
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other current liabilities	(9,937)	(345)	(10,282)
Deferred revenue	$(1,343)	$2,467	$1,124

Condensed Consolidated Statements of Shareholders' Equity

	Accumulated Deficit
(in thousands)	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(5,349)	$(2,122)	$(7,471)
Balance at March 31, 2022	(205,752)	(2,122)	(207,874)
	Accumulated Other Comprehensive Income
Foreign currency translation adjustments	1,109	(16)	1,093
Balance at March 31, 2022	8,086	(16)	8,070
	Total Shareholders' Equity
Net loss	(5,349)	(2,122)	(7,471)
Foreign currency translation adjustments	1,109	(16)	1,093
Balance at March 31, 2022	$28,955	$(2,138)	$26,817

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2022 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Revenue(As Restated)

For the three months ended March 31, 2022 and 2021, revenue was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
	( As Restated )
Subscription revenue	$47,542	$54,546
Virtual currency revenue	1,525	1,096
Advertising revenue	840	737
Total Revenue	$49,907	$56,379

Revenue disaggregated by geography, based on where the revenue is generated, consists of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
	( As Restated )
United States	$33,431	$36,550
France	2,883	5,374
Germany	284	333
Rest of world	13,309	14,122
Total Revenue	$49,907	$56,379

The Company's deferred revenue balances as of March 31, 2022 and December 31, 2021 are $37.8 million (as restated) and $37.0 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $26.1 million and $28.8 million of revenue, respectively, that was included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

Note 3. Income Taxes (As Restated)

For the three months ended March 31, 2022 and 2021, the Company recorded income tax benefit of $0.3 million (as restated) and income tax expense of $2.3 million, respectively, which reflects an effective tax rate of 3.8% (as restated) and 112.5%, respectively. The decrease in the income tax expense for the three months ended March 31, 2022 was primarily driven by the Company benefiting from year to date losses in the U.S. jurisdiction.

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

As of March 31, 2022 and December 31, 2021, the Company has $4.8 million and $4.7 million of unrecognized tax benefits, respectively. Of the $4.8 million of unrecognized tax benefits as of March 31, 2022, $1.4 million would impact the effective tax rate if recognized, and $2.9 million would result in an increase in the valuation allowance. As of March 31, 2022 and December 31, 2021, the Company has recorded $0.7 million of interest and penalties for both periods related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties as a component of income tax expense.

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

Note 4. Accrued Expenses and Other Liabilities (As Restated)

Accrued expenses and other current liabilities consist of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
	( As Restated )
Accrued advertising	$7,824	$6,483
Accrued employee compensation and benefits	1,619	1,487
Accrued professional fees	1,001	835
Accrued service providers	2,018	1,806
Accrued value-added, sales, and other non-income-based taxes	7,629	8,837
Current portion of income tax payable	3,326	3,733
Current portion of lease liabilities	2,344	2,325
Other	251	1,536
Accrued expenses and other current liabilities	$26,012	$27,042

Other liabilities consist of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Deferred payment to Zoosk's shareholders	$11,833	$11,545
Lease liabilities, less current portion	3,272	3,887
Sublease security deposit	1,038	1,038
Other	2,049	1,948
Other liabilities	$18,192	$18,418

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

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended March 31,
	2022	2021
	( As Restated )
Registrations	3,415,750	3,607,702
Average Paying Subscribers	838,961	896,344
Total Monthly ARPU	$19.83	$20.97

Net Revenue	$49,907	$56,379
Direct Marketing	27,696	30,403
Contribution	$22,211	$25,976

During the three months ended March 31, 2022, new members registered to our platforms decreased by 0.2 million, or 5.3%, compared to the same period in 2021. Average paying subscribers during the three months ended March 31, 2022 decreased by 0.1 million, or 6.4%, compared to the same period in 2021. The decreases were primarily driven by a reduction in marketing spend.

Monthly ARPU for three months ended March 31, 2022 decreased by 5.4% (as restated) compared to the same period in 2021.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	( As Restated )
Revenue	$49,907	$56,379	$(6,472)	(11.5)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	34,246	36,918	(2,672)	(7.2)%
Other operating expenses	15,435	16,151	(716)	(4.4)%
Depreciation and amortization	603	2,290	(1,687)	(73.7)%
Total operating costs and expenses	50,284	55,359	(5,075)	(9.2)%
Operating (loss) income	(377)	1,020	(1,397)	(137.0)%
Other income (expense):
Interest expense	(6,882)	(3,440)	(3,442)	100.1%
Loss on foreign currency transactions	(767)	(1,728)	961	(55.6)%
Other income (expense)	263	(16)	279	(1743.8)%
Total other expense, net	(7,386)	(5,184)	(2,202)	42.5%
Loss before income taxes	(7,763)	(4,164)	(3,599)	86.4%
Income tax benefit (expense)	292	(2,340)	2,632	(112.5)%
Net loss	$(7,471)	$(6,504)	$(967)	14.9%

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

Revenue

Revenue during the three months ended March 31, 2022 decreased by $6.5 million (as restated), or 11.5% (as restated), compared to the same period in 2021. The decrease in revenue was attributable to the 6.4% decrease in the number of average paying subscribers, driven by a reduction in marketing spend.

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

Income tax expense

Income tax benefit was $0.3 million (as restated) for the three months ended March 31, 2022 compared to income tax expense of $2.3 million for the three months ended March 31, 2021, which reflects an effective tax rate of 3.8% (as restated) and 112.5%, respectively. The decrease in income tax expense was primarily driven by the Company benefiting from year to date losses in the U.S. jurisdiction.

See Note 3. Income Taxes (As Restated) in the Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of income taxes.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
	( As Restated )
Net loss	$(7,471)	$(6,504)
Interest expense	6,882	3,440
Loss on foreign currency transactions	767	1,728
Income tax (benefit) expense	(292)	2,340
Depreciation and amortization	603	2,290
Stock-based compensation expense	502	1,036
Other costs(1)	22	795
Adjusted EBITDA	$1,013	$5,125

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

Spark Networks SE

Date: August 9, 2022	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)