Form 10-Q
period 2022-06-30
Spark Networks SE
filed 2022-08-09
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares outstanding as of August 1, 2022 was 2,617,397.

PART I
Financial Information

Item 1. Financial Statements

Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,350	$16,141
Accounts receivable, net of allowance of $338 and $368, respectively	5,584	6,261
Prepaid expenses	4,421	3,201
Other current assets	2,323	1,085
Total current assets	23,678	26,688
Property and equipment, net of accumulated depreciation of $4,268 and $3,998, respectively	4,064	3,613
Goodwill	134,693	134,744
Intangible assets, net of accumulated amortization of $16,162 and $15,522, respectively	28,725	29,369
Deferred tax assets	6,990	7,623
Other assets	6,515	7,764
Total assets	$204,665	$209,801
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$1,182	$17,593
Accounts payable	8,319	11,474
Deferred revenue	34,877	36,973
Accrued expenses and other current liabilities	25,690	27,042
Total current liabilities	70,068	93,082
Long-term debt, net of current portion	93,343	64,531
Deferred tax liabilities	928	1,077
Other liabilities	17,900	18,418
Total liabilities	182,239	177,108
Contingencies (Note 7)
Shareholders' Equity:
Common stock, €1.00 nominal value; 3,521,005 shares authorized; 2,661,386 shares issued; 2,617,397 shares outstanding as of June 30, 2022 and December 31, 2021	3,064	3,064
Treasury stock, at €1.00 nominal value; 43,989 shares as of June 30, 2022 and December 31, 2021	(48)	(48)
Additional paid-in capital	224,095	223,103
Accumulated deficit	(216,635)	(200,403)
Accumulated other comprehensive income	11,950	6,977
Total shareholders' equity	22,426	32,693
Total liabilities and shareholders' equity	$204,665	$209,801

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$48,035	$55,253	$97,942	$111,632
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	36,356	32,881	70,602	69,799
Other operating expenses	14,520	14,924	29,955	31,075
Depreciation and amortization	577	2,298	1,180	4,588
Impairment of goodwill and intangible assets	—	32,086	—	32,086
Total operating costs and expenses	51,453	82,189	101,737	137,548
Operating loss	(3,418)	(26,936)	(3,795)	(25,916)
Other income (expense):
Interest expense	(2,706)	(3,802)	(9,588)	(7,242)
(Loss) gain on foreign currency transactions	(2,441)	584	(3,208)	(1,144)
Other (expense) income	(3)	(2)	260	(18)
Total other expense, net	(5,150)	(3,220)	(12,536)	(8,404)
Loss before income taxes	(8,568)	(30,156)	(16,331)	(34,320)
Income tax (expense) benefit	(193)	(18,871)	99	(21,211)
Net loss	(8,761)	(49,027)	(16,232)	(55,531)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,880	(800)	4,973	1,554
Comprehensive loss	$(4,881)	$(49,827)	$(11,259)	$(53,977)

Loss per share:
Basic loss per share	$(3.35)	$(18.80)	$(6.20)	$(21.30)
Diluted loss per share	$(3.35)	$(18.80)	$(6.20)	$(21.30)

Weighted average shares outstanding:
Basic	2,617,397	2,608,370	2,617,397	2,607,038
Diluted	2,617,397	2,608,370	2,617,397	2,607,038

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at April 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,605	$(207,874)	$8,070	$26,817
Stock-based compensation	—	—	—	—	490	—	—	490
Net loss	—	—	—	—	—	(8,761)	—	(8,761)
Foreign currency translation adjustments	—	—	—	—	—	—	3,880	3,880
Balance at June 30, 2022	2,661,386	$3,064	(43,989)	$(48)	$224,095	$(216,635)	$11,950	$22,426

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at April 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$221,888	$(138,752)	$5,650	$91,789
Stock-based compensation	—	—	—	—	580	—	—	580
Treasury stock issued pursuant to equity-based plans	—	—	7,569	8	(386)	—	—	(378)
Net loss	—	—	—	—	—	(49,027)	—	(49,027)
Foreign currency translation adjustments	—	—	—	—	—	—	(800)	(800)
Balance at June 30, 2021	2,661,386	$3,064	(48,128)	$(53)	$222,082	$(187,779)	$4,850	$42,164

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,103	$(200,403)	$6,977	$32,693
Stock-based compensation	—	—	—	—	992	—	—	992
Net loss	—	—	—	—	—	(16,232)	—	(16,232)
Foreign currency translation adjustments	—	—	—	—	—	—	4,973	4,973
Balance at June 30, 2022	2,661,386	$3,064	(43,989)	$(48)	$224,095	$(216,635)	$11,950	$22,426

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903
Stock-based compensation	—	—	—	—	1,616	—	—	1,616
Treasury stock issued pursuant to equity-based plans	—	—	7,569	8	(386)	—	—	(378)
Net loss	—	—	—	—	—	(55,531)	—	(55,531)
Foreign currency translation adjustments	—	—	—	—	—	—	1,554	1,554
Balance at June 30, 2021	2,661,386	$3,064	(48,128)	$(53)	$222,082	$(187,779)	$4,850	$42,164

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Net loss	$(16,232)	$(55,531)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,180	4,588
Impairment of goodwill and intangible assets	—	32,086
Loss on tangible and intangible assets	30	—
Unrealized loss on foreign currency transactions	3,837	1,630
Stock-based compensation expense	992	1,616
Amortization of debt issuance costs and accretion of debt discounts	1,343	2,275
Loss on extinguishment of debt	3,964	—
Deferred tax expense	(158)	21,211
Provision for credit losses	256	214
Non-cash lease expense	1,092	563
Change in operating assets and liabilities:
Accounts receivable	326	(4,099)
Prepaid expenses and other current assets	(2,687)	(793)
Other assets	(5)	525
Accounts payable, accrued expenses, and other current liabilities	(2,980)	(774)
Other liabilities	(1,045)	(814)
Deferred revenue	(608)	1,932
Net cash (used in) provided by operating activities	$(10,695)	$4,629
Capital expenditures	(1,268)	(661)
Net cash used in investing activities	$(1,268)	$(661)
Proceeds from debt, net of discount and issuance costs	$97,750	$—
Repayment of debt	(85,552)	(13,087)
Debt issuance costs paid to third parties	(3,531)	—
Payment of early extinguishment of debt charge	(893)	—
Payments directly related to debt	—	(523)
Net cash provided by (used in) financing activities	$7,774	$(13,610)

Net change in cash and cash equivalents and restricted cash	(4,189)	(9,642)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(613)	(275)
Net decrease in cash and cash equivalents and restricted cash	$(4,802)	$(9,917)
Cash and cash equivalents and restricted cash at beginning of period	16,279	21,117
Cash and cash equivalents and restricted cash at end of period	$11,477	$11,200

Supplemental disclosure of cash flow information:
Cash paid for interest including payment of early extinguishment of debt charges of $893 and $0, respectively	$5,107	$4,849
Cash paid for income taxes	$2,538	$—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Jun-22	Dec-21
Cash and cash equivalents	$11,350	$16,141
Restricted cash included in other current assets	127	138
Total cash and cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$11,477	$16,279

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (the "Company") is a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations, including Zoosk, EliteSingles, SilverSingles, Christian Mingle, Jdate, and JSwipe, among others. The Company's brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment. The Company is domiciled in Germany with significant corporate operations, including executive leadership, accounting and finance, located in the United States. Except where the context clearly indicates otherwise, the terms “the Company,” “Spark Networks,” “we,” “us” or “our” refer to Spark Networks SE and its consolidated subsidiaries.

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

In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's balance sheets, statement of operations and comprehensive loss, statement of shareholders' equity and statement of cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the Company's entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021 ("2021 Form 10-K").

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

The Company's plans to alleviate these indicators include growing its subscriber base by improving its marketing techniques and implementing new features to increase customer engagement on its various platforms. Further, on March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under a new term loan facility with MGG Investment Group LP (the "Term Loan"), which provides more covenant flexibility and allows more resources to be invested into the business to drive growth. The Term Loan was amended on August 5, 2022 to, among other things, revise certain financial covenants related to quarterly testing of the Company's leverage ratio. Refer to Note 6. Long-term Debt for additional information. The Company's plans, along with its current cash and cash equivalents, is expected to be sufficient to meet its anticipated cash requirements for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months from the issuance of these financial statements.

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, we maintained stable churn levels during the period and experienced positive user engagement. The global outbreak of COVID-19 continues to rapidly evolve. Management is actively monitoring the global situation and potential impact on the Company's business. The effects of COVID-19 did not have a material impact on the Company's result of operations or financial condition for the period ended June 30, 2022. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three and six months ended June 30, 2022 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Revenue

For the three and six months ended June 30, 2022 and 2021, revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Subscription revenue	$45,975	$53,697	$93,517	$108,243
Virtual currency revenue	1,440	811	2,965	1,907
Advertising revenue	620	745	1,460	1,482
Total Revenue	$48,035	$55,253	$97,942	$111,632

Revenue disaggregated by geography, based on where the revenue is generated, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$32,616	$36,039	$66,047	$72,588
Germany	278	305	562	638
Rest of world	15,141	18,909	31,333	38,406
Total Revenue	$48,035	$55,253	$97,942	$111,632

During the six months ended June 30, 2022 and 2021, the Company recognized $33.5 million and $34.1 million of revenue, respectively, that was included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

Note 3. Income Taxes

For the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0.2 million and $18.9 million, respectively, which reflects an effective tax rate of (2.3)% and (62.7)%, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded income tax benefit of $0.1 million and income tax expense of $21.2 million, respectively, which reflects an effective rate of 0.6% and (61.9)%, respectively. The change in the provision for the three and six months ended June 30, 2022 was primarily driven by the Company benefiting from year to date losses in the U.S. jurisdiction and the June 2021 establishment of a valuation allowance against US deferred tax assets.

The Company had a valuation allowance against certain U.S., Israel, and German deferred tax assets as of both June 30, 2022 and December 31, 2021. The Company evaluates on a quarterly basis whether the deferred tax assets are realizable which requires significant judgement. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance.

As of June 30, 2022 and December 31, 2021, the Company has $4.8 million and $4.7 million of unrecognized tax benefits, respectively. Of the $4.8 million of unrecognized tax benefits as of June 30, 2022, $1.4 million would impact the effective tax rate if recognized, and $2.9 million would result in an increase in the valuation allowance. As of June 30, 2022 and December 31, 2021, the Company has recorded $0.8 million and $0.7 million of interest and penalties, respectively, related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties as a component of income tax expense.

As a matter of course, the Company may be audited by Germany, U.S. Federal and state, Israel, France, the U.K. and other foreign tax authorities within which it operates. From time to time, these audits result in proposed assessments. The Company was notified during 2020 that the Israeli tax authorities were auditing Spark Networks Ltd. for the tax years 2016-2019. There is minimal activity in the entity and, while we do not expect adverse findings, any potential findings would result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. The Company received correspondence from the German tax authorities auditing Spark SE for the tax years 2017-2018, as well as Spark GmbH for the tax years 2016-2018 during the quarter ending June 30, 2022. While the Company is in the process of assessing and responding to the correspondence, there does not appear to be any material changes or adjustments.

Based on the current status of Germany, U.S. Federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

Note 4. Goodwill and Intangible Assets

The Company performs its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the second quarter of 2021, the Company lowered its financial expectations for the remainder of 2021 due to increased cyberattacks, delays in product initiatives and a more uncertain COVID-19 outlook. These factors constituted an interim triggering event as of the end of the Company's second quarter of 2021, and the Company performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2022 and June 30, 2021:

(in thousands)
Balance as of January 1, 2022	$134,744
Impairment charges	—
Impact of currency translation	(51)
Balance as of June 30, 2022	$134,693

Balance as of January 1, 2021	$156,582
Impairment charges	(21,786)
Impact of currency translation	(21)
Balance as of June 30, 2021	$134,775

For the quarter ended June 30, 2021, the Company recognized $21.8 million impairment charges for its Zoosk reporting unit. No goodwill impairment was recognized during the six months ended June 30, 2022.

The total accumulated impairment loss of the Company's goodwill was $84.5 million as of June 30, 2022 and December 31, 2021.

Intangible Assets

Intangible assets consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(36,360)	$—	$—	$27,440
Long-lived intangible assets:
Brands and trademarks	86	—	(54)	(2)	30
Acquired technology	5,910	—	(4,663)	—	1,247
Customer relationships	10,780	—	(10,780)	—	—
Licenses and domains	205	—	(195)	(2)	8
Other	470	—	(470)	—	—
Total intangible assets	$81,251	$(36,360)	$(16,162)	$(4)	$28,725

	December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(36,360)	$—	$—	$27,440
Long-lived intangible assets:
Brands and trademarks	86	—	(50)	—	36
Acquired technology	5,910	—	(4,039)	—	1,871
Customer relationships	10,780	—	(10,780)	—	—
Licenses and domains	205	—	(183)	—	22
Other	470	—	(470)	—	—
Total intangible assets	$81,251	$(36,360)	$(15,522)	$—	$29,369

During the quarter ended June 30, 2021, the Company recognized a Zoosk trademark impairment charge of $10.3 million. No impairment charge was recorded for the six months ended June 30, 2022.

Amortization expense for the three months ended June 30, 2022 and June 30, 2021 was $0.3 million and $1.7 million, respectively. Amortization expense for the six months ended June 30, 2022 and June 30, 2021 was $0.6 million and $3.4 million, respectively.

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Accrued advertising	$9,984	$6,483
Accrued employee compensation and benefits	1,396	1,487
Accrued professional fees	1,198	835
Accrued service providers	1,359	1,806
Accrued value-added, sales, and other non-income-based taxes	8,399	8,837
Current portion of income tax payable	606	3,733
Current portion of lease liabilities	2,331	2,325
Other	417	1,536
Accrued expenses and other current liabilities	$25,690	$27,042

Other liabilities consist of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Deferred payment to Zoosk's shareholders	$12,126	$11,545
Lease liabilities, less current portion	2,639	3,887
Sublease security deposit	1,038	1,038
Other	2,097	1,948
Other liabilities	$17,900	$18,418

Note 6. Long-term Debt

MGG Term Loan Agreement

On March 11, 2022, the Company entered into a Financing Agreement ( the "Financing Agreement" ) with Zoosk, Inc. and Spark Networks, Inc., the subsidiary guarantor party thereto, the lender party thereto, and MGG Investment Group LP ("MGG"), as administrative agent and collateral agent (the "Term Loan"). The Financing Agreement provides for senior secured term loans of $100.0 million. Substantially all of the Company's assets are pledged as collateral. Borrowings under the Term Loan bear interest at a rate equal to LIBOR plus an applicable margin of 7.5% per annum. The proceeds were used to repay in full all amounts outstanding under the loan facilities with Blue Torch Finance LLC. The outstanding principal amounts will be repayable in quarterly payments of $1.25 million commencing with the quarter ending June 30, 2023 through March 31, 2025, and $2.50 million commencing with the quarter ending June 30, 2025 and thereafter.

The Term Loan was issued at a discount of 2.0% of the aggregate principal amount of the $100.0 million. Transaction costs and overhead fees of $3.5 million and $0.3 million, respectively, were paid at closing. Through the effective interest rate method, the discount and overhead fees on the Term Loan are amortized to interest expense in the Consolidated Statements of Operations and Comprehensive Loss through the maturity on March 11, 2027 ("Maturity Date"). The effective interest on the Term Loan was 10.1%. In addition, pursuant to the terms of the Term Loan, within 5 days after the annual financial statements are required to be delivered to the lender, commencing with the delivery of the fiscal year 2022 audited financial statements, the Company is required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year.

The Financing Agreement requires the following financial covenants to be maintained: (i) quarterly leverage ratio no greater than 4.50 to 1.00 for the quarter ending June 30, 2022, 4.25 to 1.00 through June 30, 2023, 3.75 to 1.00 through June 30, 2024, 3.25 to 1.00 through June 30, 2025, 2.75 to 1.00 through June 30, 2026 and 2.25 to 1.00 through the maturity date of the loan; (ii) marketing efficiency ratio to be less than 1.36 to 1.00 for the quarter ending June 30, 2022 through the maturity date of the loan; and (iii) minimum liquidity of $5.0 million at any time. In addition, the Financing Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company and its subsidiaries' ability to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make share repurchases, make certain acquisitions, engage in certain transactions with affiliates and change lines of business.

On August 5, 2022, the Company entered into an amendment to the Financing Agreement (the "Amendment"). The Amendment revised certain financial covenants associated with the quarterly leverage ratio and requires the Company to maintain quarterly leverage ratio no greater than 5.25 to 1.00 for the quarter ending June 30, 2022, 5.50 to 1.00 for the quarter ending September 30, 2022, 5.75 to 1.00 for the quarter ending December 31, 2022, and 5.50 to 1.00 for the quarter ending March 31, 2023. The remaining quarterly leverage ratio did not change. The Amendment also requires the Company's minimum marketing spend for the twelve consecutive month period ending at the end of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2022, not to be less than $80.0 million.

Additionally, the Amendment amended the margin for the Term Loan interest to be set at the levels based on the period for which the leverage ratio is calculated. Specifically, from August 5, 2022 to June 30, 2023, the margin shall be 7.5% or 8.5% on reference rate or LIBOR rate, respectively, based on the leverage ratio greater than or equal to 4.25 to 1.00, or 7.0% or 8.0% on reference rate or LIBOR rate, respectively, based on the leverage ratio less than 4.25 to 1.00, and after June 30, 2023, the margin shall be 7.5% or 8.5% on reference rate or LIBOR rate, respectively, based on the leverage ratio greater than or equal to 3.75 to 1.00, or 7.0% or 8.0% on reference rate or LIBOR rate, respectively, based on the leverage ratio less than 3.75 to 1.00.

As of June 30, 2022, we were in compliance with all such covenants, and the aggregated outstanding principal balance and amortized cost basis of the Term Loan was $100 million and $94.5 million, respectively.

Termination of Blue Torch Term Loan Facility and Blue Torch Revolving Credit Facility

During the quarter ended March 31, 2022, the Company used funds borrowed under the Financing Agreement to pay off the outstanding balance of the debt under the existing Blue Torch term loan facility (the "Blue Torch Term Loan Facility") with a principal amount of $85.6 million, and the amortized cost basis of $82.1 million as of December 31, 2021. The Company recognized a loss on extinguishment of debt of $3.9 million, which is comprised of $3.0 million of unamortized debt issuance cost offset by the debt discount with the Blue Torch Term Loan Facility, and a prepayment penalty of $0.9 million. The loss on extinguishment of debt is included in the Interest expense on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022, The existing Blue Torch Term Loan Facility was terminated.

Additionally, the Company terminated the existing Blue Torch revolving credit facility (the "Blue Torch Revolving Credit Facility") and recognized a loss on extinguishment of debt of $0.1 million during the quarter ended March 31, 2022 for unamortized transaction costs and upfront fees related to the Blue Torch Revolving Credit Facility, which was included in Interest expense in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss. There was no outstanding debt under the Blue Torch Revolving Credit Facility at the time of termination.

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

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against the Company and Zoosk in the U.S. District Court for the Northern District of California by individuals claiming to be Zoosk users whose information was affected by the 2020 security incident disclosed by Zoosk. The complaint, as subsequently amended, asserts that by reason of the Zoosk security incident Spark and Zoosk violated the California Consumer Privacy Act ("CCPA"), the California Unfair Competition Law ("UCL"), and common-law obligations. Based on these assertions, the complaint seeks statutory damages, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. On December 14, 2020, plaintiffs voluntarily withdrew their claim under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk's motion to dismiss the remainder of the complaint for failure to state a claim by dismissing the UCL claim, but allowing the common-law claim to go forward. The court held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company. Zoosk answered the portion of the complaint that asserts the one remaining common-law claim by denying its material allegations and asserting a number of affirmative defenses. The court stayed the case pending resolution of the jurisdictional discovery. On May 6, 2021, plaintiffs voluntarily dismissed the Company from the case and the stay was lifted. On July 28, 2021, plaintiffs filed a second amended complaint re-alleging the UCL claim on behalf of a subclass. The court granted Zoosk’s motion to dismiss that amended claim on October 5, 2021. On October 28, 2021, plaintiffs sought leave to file a third amended complaint that re-alleges a UCL claim. Following briefing and oral argument, the court granted plaintiffs’ motion for leave to file an amended complaint as to one theory of UCL liability and ordered plaintiffs either file the third amended complaint or seek leave to file a fourth amended complaint by February 17, 2022. Plaintiffs filed a third amended complaint, then sought leave to file a fourth amended complaint to substitute one of the two named plaintiffs. On March 31 2022, the court granted Zoosk’s motion to dismiss with prejudice one named plaintiff for failure to prosecute. The court also granted Plaintiffs’ motion to substitute the dismissed plaintiff with a new plaintiff but ordered Plaintiffs to reimburse Zoosk for reasonable costs and attorney fees incurred in connection with the dismissed named plaintiff. Fact discovery concluded on April 29, 2022 except as to discovery from the new named plaintiff, and the parties are engaged in expert discovery. The parties have submitted a proposed order to the court setting the deadline for plaintiffs’ motion for class certification on May 20, 2022 and trial in late 2022. On July 27, 2022, the U.S. District Court for the Northern District of California denied the plaintiff's move for class certification due to the valid class action waiver the plaintiff agreed to in Zoosk's Terms of Use (the "TOU").

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

At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition and believes the recorded legal provisions as of June 30, 2022 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company's favor.

Hungarian Proceeding

On May 18, 2022, the Hungarian Competition Authority (the “GVH”) initiated a proceeding against Spark Networks Services GmbH alleging unfair commercial practices concerning the Company’s Hungarian EliteSingles (in Hungarian: Elittárs) dating service. As a result of the proceeding, the GVH could determine that certain commercial practices were not compliant with Hungarian laws and may need to be changed. In addition, the GVH could impose fines. We expect the proceeding to take 12-18 months; at this early stage, we cannot predict the outcome of the proceeding. Accordingly, we cannot predict what the GVH may determine regarding the Company’s compliance with Hungarian laws or whether the GVH might impose any fines.

At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition and believes the recorded legal provisions as of June 30, 2022 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company's favor.

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

The following table presents the carrying values and the estimated fair values of long-term debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion(1)	$94,525	$95,158	$82,124	$96,089

(1) At June 30, 2022 and December 31, 2021, the carrying value of long-term debt is net of unamortized original issue discount and debt issuance costs of $5.5 million and $3.4 million, respectively.

The Company's financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

Note 9. Stock-based Compensation

Stock-based compensation expense reflects share awards issued under the Company's 2018 virtual stock option plan and the Long Term Incentive Plan adopted in 2020 (the "LTIP"). For the three months ended June 30, 2022 and 2021, the Company recognized total stock-based compensation expense for all the plans of $0.5 million and $0.6 million, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized total stock-based compensation expense for all the plans of $1.0 million and $1.6 million, respectively. Total stock-based compensation expense is included as a component of Other operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

2020 Long Term Incentive Plan

The LTIP provides for the grant of virtual stock options, where each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant ADS Stock Price of the option minus the strike price of such options; provided, however, that the Company may elect to settle options in ADSs or ordinary shares of the Company instead of cash. In connection with the adoption of the LTIP, the Administrative Board of the Company (the "Administrative Board") authorized the issuance of virtual options for up to 3.5 million American Depository Shares ("ADSs"), subject to limitations imposed by German law. As of June 30, 2022, 117,080 ADSs have been issued pursuant to previous exercises.

The fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model for the six months ended June 30, 2022. The inputs used in the measurement of the fair values at the date of grant are summarized below:

	Virtual Stock Options		Zero-Priced Options
	Long Call	Short Call	Long Call	Short Call
	Option	Option (Cap)	Option	Option (Cap)
Stock price	$2.30 - $2.70	$2.30 -$2.70	$2.30 - $3.19	$2.30 - $3.19
Strike price	$2.93	$29.30	$—	$50.00
Term	4.65	4.65	4.65	4.65
Volatility	65.0%	65.0%	65.0% - 69.0%	65.0% - 69.0%
Dividend	—%	—%	—%	—%
Risk-free rate	2.4% - 2.9%	2.4% - 2.9%	2.4% - 3.0%	2.4% - 3.0%

The following table summarizes the activity for the Company's options under the LTIP during the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	1,802,228	$4.71	5.62	$0.01
Granted	943,000	2.93
Forfeited	(215,611)	4.43
Outstanding as of June 30, 2022	2,529,617	4.07	5.72	0.25
Vested and exercisable at June 30, 2022	792,015	$4.84	4.77	$0.01

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2021	1,190,967	$2.53
Granted	943,000	1.10
Vested	(180,754)	2.91
Forfeited	(215,611)	2.26
Unvested as of June 30, 2022	1,737,602	$1.75

The following table summarizes the activity for the Company's zero priced options under the LTIP during the six months ended June 30, 2022:

Number of Options

Outstanding as of December 31, 2021	584,068
Granted	493,000
Forfeited	(69,106)
Outstanding as of June 30, 2022	1,007,962
Vested and exercisable at June 30, 2022	149,892

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2021	514,370	$5.29
Granted	493,000	2.56
Vested	(80,194)	6.04
Forfeited	(69,106)	4.58
Unvested as of June 30, 2022	858,070	$3.71

The total unrecognized compensation expense related to awards granted under the LTIP at June 30, 2022 was $3.2 million, which will be recognized over a weighted-average period of 3.11 years.

As of June 30, 2022 and 2021, diluted loss per share excludes 1,250,688 and 938,384 potentially dilutive common shares, respectively, related to vested option awards, as their effect was anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K") under the heading "Risk Factors." The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Except the context clearly indicates otherwise, the terms “the Company,” “Spark Networks,” “we,” “us” or “our” refer to Spark Networks SE and its consolidated subsidiaries.

Overview

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations. Since our inception, we have had 107 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

We intend to continue to expand our presence in North America through significant marketing investment in this region as we look to drive both organic growth of our existing brand portfolio and expansion through the launch of new or acquired brands. We intend to incorporate more social features in our products with content, community and social discovery functionality to allow our users to meet in more informal ways and to provide new ways to date online. We believe our portfolio of strong brands along with our improved financial strength positions us to deliver a superior user experience to our customers and drive long-term value to shareholders.

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

Foreign Currency Exchange and Inflation Risks

In addition to operating in the United States ("U.S."), we also operate in various markets outside the U.S., primarily in various jurisdictions within the European Union ("EU"), and as a result, are exposed to foreign exchange risk for the Euro, U.S. dollar, British pound, Australian dollar and Canadian dollar. Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. We translate revenue generated outside the U.S. (the "non-U.S. revenue") into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, such revenue will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of the non-U.S. revenue into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains or losses. During the six months ended June 30, 2022, 32.6% of our total revenue was non-U.S. revenue. The average U.S. dollar versus Euro exchange rate was 13.3% and 10.3% higher, respectively, during the three months and six months ended June 30, 2022 compared to the same periods prior year. The strengthening in U.S. dollar against other major currencies has partially resulted in the decreases in our total revenue for the current periods. Historically, we have not hedged any foreign currency exposures. If U.S. dollar continue strengthening against Euro and other foreign currency our revenue earned in, our exposure to exchange rate fluctuations and as a result such fluctuations could adversely affect our future results of operations.

Inflation has increased during the periods covered by this Quarterly Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in customer acquisition costs, interest rates and overhead costs may adversely affect our operating results. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the future, especially if inflation rates continue to rise.

COVID-19 Update

Management continues to actively monitor the novel coronavirus ("COVID-19") developments and potential impact on our employees, business and operations. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the period ended June 30, 2022. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Registrations	3,604,992	3,186,853	418,139	13.1%	7,020,742	6,794,555	226,187	3.3%
Average Paying Subscribers	829,610	878,618	(49,008)	(5.6)%	834,285	887,481	(53,196)	(6.0)%
Total Monthly ARPU	$19.30	$20.96	$(1.66)	(7.9)%	$19.57	$20.96	$(1.39)	(6.6)%

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Net Revenue	$48,035	$55,253	$(7,218)	(13.1)%	$97,942	$111,632	$(13,690)	(12.3)%
Direct Marketing	29,995	26,426	3,569	13.5%	57,691	56,829	862	1.5%
Contribution	$18,040	$28,827	$(10,787)	(37.4)%	$40,251	$54,803	$(14,552)	(26.6)%

During the three and six months ended June 30, 2022, new members registered to our platforms increased by 0.4 million, or 13.1%, and 0.2 million, or 3.3%, respectively, compared to the same periods in 2021. The increases were primarily driven by an increase in Zoosk registrations, as we began to scale our marketing spend in the second quarter of 2022.

While the new member registration increased, average paying subscribers during the three and six months ended June 30, 2022 decreased by less than 0.1 million, or 5.6%, and 0.1 million, or 6.0%, respectively, compared to the same periods in 2021, as it took us longer than expected to scale our marketing spend during the second quarter of 2022.

Monthly ARPU for the three and six months ended June 30, 2022 decreased by 7.9% and 6.6%, respectively, compared to the same periods in 2021. The decline in ARPU was a result of currency fluctuations and our emphasis on longer duration subscriptions through price incentives.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$48,035	$55,253	$(7,218)	(13.1)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	36,356	32,881	3,475	10.6%
Other operating expenses	14,520	14,924	(404)	(2.7)%
Depreciation and amortization	577	2,298	(1,721)	(74.9)%
Impairment of goodwill and intangible assets	—	32,086	(32,086)	(100.0)%
Total operating costs and expenses	51,453	82,189	(30,736)	(37.4)%
Operating loss	(3,418)	(26,936)	23,518	(87.3)%
Other income (expense):
Interest expense	(2,706)	(3,802)	1,096	(28.8)%
(Loss) gain on foreign currency transactions	(2,441)	584	(3,025)	(518.0)%
Other expense	(3)	(2)	(1)	50.0%
Total other expense, net	(5,150)	(3,220)	(1,930)	59.9%
Loss before income taxes	(8,568)	(30,156)	21,588	(71.6)%
Income tax expense	(193)	(18,871)	18,678	(99.0)%
Net loss	$(8,761)	$(49,027)	$40,266	(82.1)%

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$97,942	$111,632	$(13,690)	(12.3)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	70,602	69,799	803	1.2%
Other operating expenses	29,955	31,075	(1,120)	(3.6)%
Depreciation and amortization	1,180	4,588	(3,408)	(74.3)%
Impairment of goodwill and intangible assets	—	32,086	(32,086)	(100.0)%
Total operating costs and expenses	101,737	137,548	(35,811)	(26.0)%
Operating loss	(3,795)	(25,916)	22,121	(85.4)%
Other income (expense):
Interest expense	(9,588)	(7,242)	(2,346)	32.4%
Loss on foreign currency transactions	(3,208)	(1,144)	(2,064)	180.4%
Other income (expense)	260	(18)	278	(1544.4)%
Total other expense, net	(12,536)	(8,404)	(4,132)	49.2%
Loss before income taxes	(16,331)	(34,320)	17,989	(52.4)%
Income tax benefit (expense)	99	(21,211)	21,310	(100.5)%
Net loss	$(16,232)	$(55,531)	$39,299	(70.8)%

Comparison of Three and Six Months Ended June 30, 2022 and June 30, 2021

Revenue

Revenue during the three and six months ended June 30, 2022 decreased by $7.2 million, or 13.1%, and $13.7 million, or 12.3%, respectively, compared to the same periods in 2021. For the three and six months ended June 30, 2022, the decline in revenue was attributable to the decrease in the number of average paying subscribers of 5.6% and 6.0%, respectively, as well as the fluctuations of foreign exchange rate as the U.S. dollar strengthened against all major currencies. For the six months ended June 30, 2022, 32.6% of total revenue was generated outside the United States.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue during the three and six months ended June 30, 2022 increased by $3.5 million, or 10.6%, and $0.8 million, or 1.2%, respectively, compared to the same periods in 2021, The increases were primarily due to the increased marketing spend.

Other operating expenses

Other operating expenses consists primarily of costs for sales and marketing, customer service, technical operations and development, and corporate functions. These costs include personnel, technology platform and system costs, third-party service and professional fees, occupancy and other overhead costs. Other operating expenses during the three and six months ended June 30, 2022 decreased by $0.4 million, or 2.7%, and 1.1 million, or 3.6%, respectively, compared to the same periods in 2021. The decreases were primarily driven by increased capitalization of personnel and freelancer costs related to new product initiatives, as well as decreases in technical operations and development consulting costs, stock-based compensation expense, and accounting and audit fees due to higher fees in connection with the U.S. GAAP conversion in the first quarter of 2021. The decreases in other operating expenses were partially offset by an increase in sales and marketing expenses due to higher personnel costs driven by increased headcount, and higher consulting costs.

Depreciation and amortization

Depreciation and amortization during the three and six months ended June 30, 2022 decreased by $1.7 million, or 74.9%, and $3.4 million, or 74.3%, respectively, compared to the same periods in 2021. The decreases were primarily driven by the decrease in amortization of our customer relationships asset which was fully amortized in 2021.

Impairment of goodwill and intangible assets

During the three months ended June 30 2021, the Company recorded a goodwill impairment charge of $21.8 million for the Zoosk reporting unit and recognized a Zoosk trademark impairment charge of $10.3 million. No impairment was recorded for the three and six months ended June 30, 2022.

Other income (expense)

Other expense, net, consist primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expenses, net, during the three months ended June 30, 2022 increased by $1.9 million, or 59.9%, compared to the same period in 2021. The increase was primarily driven by a foreign currency transaction loss in the current period, partially offset by a decrease in interest expense due to a lower effective interest rate as a result of our debt refinancing in the first quarter of 2022.

Other expenses, net, during the six months ended June 30, 2022 increased by $4.1 million, or 49.2%, compared to the same periods in 2021. The increase was primarily driven by increases in interest expense and loss on foreign currency transactions. The increase in interest expense was primarily related to the $4.0 million loss on extinguishment of debt in connection with the Blue Torch Term Loan Facility and Blue Torch Revolving Credit Facility during the quarter ended March 31, 2022. See Note 6. Long-term Debt for further discussion of the debt extinguishment.

Income tax expense

Income tax expense was $0.2 million for the three months ended June 30, 2022 compared to $18.9 million for the three months ended June 30, 2021, which reflects an effective tax rate of (2.3)% and (62.7)%, respectively. Income tax benefit was $0.1 million for the six months ended June 30, 2022 compared to income tax expense of $21.2 million for the six months ended June 30, 2021, which reflects an effective tax rate of 0.6% and (61.9)%, respectively. The changes in income tax provision were primarily driven by the Company benefiting from year to date losses in the U.S. jurisdiction and the June 2021 establishment of a valuation allowance against US deferred tax assets.

See Note 3. Income Taxes in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of income taxes.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(8,761)	$(49,027)	$(16,232)	$(55,531)
Interest expense	2,706	3,802	9,588	7,242
Loss (gain) on foreign currency transactions	2,441	(584)	3,208	1,144
Income tax expense (benefit)	193	18,871	(99)	21,211
Depreciation and amortization	577	2,298	1,180	4,588
Impairment of goodwill and intangible assets	—	32,086	—	32,086
Stock-based compensation expense	490	580	992	1,616
Other costs(1)	614	615	636	1,410
Adjusted EBITDA	$(1,740)	$8,641	$(727)	$13,766

(1) Includes primarily consulting and advisory fees related to special projects, as well as non-cash acquisition related expenses, post-merger integration activities and long-term debt transaction and advisory fees.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash balances and cash flows from operations and borrowings. Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. As of June 30, 2022, we had cash and cash equivalents of $11.4 million.

On March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under the Financing Agreement with MGG Investment Group LP, which provides more covenant flexibility and allows more resources to be invested into the business to drive growth. The Financing Agreement was amended on August 5, 2022 to, among other things, revise certain financial covenants related to quarterly testing of the Company's leverage ratio. As of June 30, 2022 and December 31, 2021, we had outstanding principal debt balance of $100.0 million and $85.6 million, respectively. See Note 6. Long-term Debt in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of our debt.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors and those set forth in Part II, Item 1A "Risk Factors" of our 2021 Form 10-K. We do not have any off-balance sheet arrangements as of June 30, 2022.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(10,695)	$4,629	$(15,324)
Investing activities	(1,268)	(661)	(607)
Financing activities	7,774	(13,610)	21,384
Net change in cash and cash equivalents and restricted cash	$(4,189)	$(9,642)	$5,453

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as unrealized loss on foreign currency transactions, amortization of debt issuance costs and accretion of debt discounts, depreciation and amortization, impairment of goodwill and intangible assets, and stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2022, an increase of $15.3 million compared to $4.6 million net cash provided by operating activities during the same period in 2021. The increase was primarily driven by a decrease in cash collected from our customers, higher cash payments of income taxes, and an increase in payments to our vendors as a result of timing of payments.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, and purchase of property and equipment.

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2022, an increase of $0.6 million compared to $0.7 million during the six months ended June 30, 2021. The increase was primarily due to the additional capital expenditures on personnel and freelancers working on software development projects of $0.6 million during the six months ended June 30, 2022.

Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt.

Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2022, an increase of $21.4 million compared to net cash used in financing activities of $13.6 million during the same period in 2021. Net cash provided by financing activities for the six months ended June 30, 2022 included $97.8 million of net cash proceeds from the Term Loan, partially offset by the $85.6 million repayment of debt and the $0.9 million prepayment penalty under the existing Blue Torch Term Loan Facility, as well as $3.5 million of transaction costs paid to third parties in connection with the Term Loan. See Note 6. Long-term Debt for detail information. Net cash used in financing activities for the six months ended June 30, 2021 included $13.1 million principal payments made on the Blue Torch Term Loan Facility and a $0.5 million fee paid in connection with the execution of the Limited Waiver under Loan Agreement in March 2021.

Recent Accounting Pronouncements

See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included in Part I. Item 1. of this Form 10-Q for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Please refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the “Critical Accounting Policies and Estimates” section of our 2021 Form 10-K for a full description of all of our critical accounting estimates. We believe there have been no new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of June 30, 2022, due to the material weakness in our internal control over financial reporting previously identified in our 2021 Form 10-K which continues to exist, our disclosure controls and procedures were not effective.

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

PART II
Other Information

Item 1. Legal Proceedings

For information that updates the disclosure set forth under Part I. Item 3. Legal Proceedings in our 2021 Form 10-K, refer to Note 7. Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Please refer to Part I. Item 1A. Risk Factors of our 2021 Form 10-K for a discussion of our risk factors. The risks and uncertainties are not limited to those set forth in the 2021 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We believe there have been no new risk factors, or material changes to our existing risk factors, during the six months ended June 30, 2022.

Item 2. Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 9, 2022, the Company and David Clark amended Mr. Clark’s Employment Agreement with the Company dated as of August 10, 2021, to provide that the amount of severance paid under the agreement shall no longer be subject to offset for any other remuneration paid to Mr. Clark during the severance period. A copy of the amendment was filed as Exhibit 10.2 to the Form 10-Q filed with the SEC on May 10, 2022 and incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.
10.1	First Amendment to Employment Agreement with David Clark, dated May 9, 2022.	10-Q	001-38252	May 10, 2022	10.2
10.2	Amendment No.1 to Financing Agreement, dated as of August 5, 2022, between Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP.	8-K	001-38252	August 9, 2022	10.1
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
101.1
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (“XBRL”):
•unaudited condensed consolidated balance sheets;
•unaudited condensed consolidated statements of operations and comprehensive loss;
•unaudited condensed consolidated statements of shareholders’ equity;
•unaudited condensed consolidated statement of cash flows; and
•notes to unaudited condensed consolidated financial statements.
X
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is formatted in Inline XBRL and contained in Exhibit 101.1

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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