Form 10-Q
period 2022-09-30
Spark Networks SE
filed 2022-11-09
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares outstanding as of November 2, 2022 was 2,617,397.

PART I
Financial Information

Item 1. Financial Statements
Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,728	$16,141
Accounts receivable, net of allowance of $272 and $368, respectively	4,792	6,261
Prepaid expenses	3,337	3,201
Other current assets	381	1,085
Total current assets	21,238	26,688
Property and equipment, net of accumulated depreciation of $4,139 and $3,998, respectively	4,329	3,613
Goodwill	134,660	134,744
Intangible assets, net of accumulated amortization of $16,480 and $15,522, respectively	16,615	29,369
Deferred tax assets	6,560	7,623
Other assets	5,615	7,764
Total assets	$189,017	$209,801
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$2,364	$17,593
Accounts payable	10,778	11,474
Deferred revenue	30,078	36,973
Accrued expenses and other current liabilities	19,293	27,042
Total current liabilities	62,513	93,082
Long-term debt, net of current portion	92,181	64,531
Deferred tax liabilities	670	1,077
Other liabilities	17,830	18,418
Total liabilities	173,194	177,108
Contingencies (Note 7)
Shareholders' Equity:
Common stock, €1.00 nominal value; 3,992,078 and 3,521,005 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 2,661,386 shares issued; 2,617,397 shares outstanding as of September 30, 2022 and December 31, 2021	3,064	3,064
Treasury stock, at €1.00 nominal value; 43,989 shares as of September 30, 2022 and December 31, 2021	(48)	(48)
Additional paid-in capital	224,613	223,103
Accumulated deficit	(227,347)	(200,403)
Accumulated other comprehensive income	15,541	6,977
Total shareholders' equity	15,823	32,693
Total liabilities and shareholders' equity	$189,017	$209,801

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$48,180	$53,297	$146,122	$164,929
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	27,231	34,804	97,833	104,603
Other operating expenses	13,778	14,441	43,733	45,516
Depreciation and amortization	576	1,060	1,756	5,648
Impairment of goodwill and intangible assets	11,790	—	11,790	32,086
Total operating costs and expenses	53,375	50,305	155,112	187,853
Operating (loss) income	(5,195)	2,992	(8,990)	(22,924)
Other income (expense):
Interest expense	(3,209)	(3,110)	(12,797)	(10,352)
Loss on foreign currency transactions	(2,799)	(978)	(6,007)	(2,122)
Other income (expense)	38	7	298	(11)
Total other expense, net	(5,970)	(4,081)	(18,506)	(12,485)
Loss before income taxes	(11,165)	(1,089)	(27,496)	(35,409)
Income tax benefit (expense)	453	(1,601)	552	(22,812)
Net loss	(10,712)	(2,690)	(26,944)	(58,221)
Other comprehensive income:
Foreign currency translation adjustment	3,591	1,232	8,564	2,786
Comprehensive loss	$(7,121)	$(1,458)	$(18,380)	$(55,435)

Loss per share:
Basic loss per share	$(4.09)	$(1.03)	$(10.29)	$(22.31)
Diluted loss per share	$(4.09)	$(1.03)	$(10.29)	$(22.31)

Weighted average shares outstanding:
Basic	2,617,397	2,613,708	2,617,397	2,609,285
Diluted	2,617,397	2,613,708	2,617,397	2,609,285

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at July 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$224,095	$(216,635)	$11,950	$22,426
Stock-based compensation	—	—	—	—	518	—	—	518
Net loss	—	—	—	—	—	(10,712)	—	(10,712)
Foreign currency translation adjustments	—	—	—	—	—	—	3,591	3,591
Balance at September 30, 2022	2,661,386	$3,064	(43,989)	$(48)	$224,613	$(227,347)	$15,541	$15,823

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at July 1, 2021	2,661,386	$3,064	(48,128)	$(53)	$222,082	$(187,779)	$4,850	$42,164
Stock-based compensation	—	—	—	—	482	—	—	482
Treasury stock issued pursuant to equity-based plans	—	—	1,656	2	(41)	—	—	(39)
Net loss	—	—	—	—	—	(2,690)	—	(2,690)
Foreign currency translation adjustments	—	—	—	—	—	—	1,232	1,232
Balance at September 30, 2021	2,661,386	$3,064	(46,472)	$(51)	$222,523	$(190,469)	$6,082	$41,149

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,103	$(200,403)	$6,977	$32,693
Stock-based compensation	—	—	—	—	1,510	—	—	1,510
Net loss	—	—	—	—	—	(26,944)	—	(26,944)
Foreign currency translation adjustments	—	—	—	—	—	—	8,564	8,564
Balance at September 30, 2022	2,661,386	$3,064	(43,989)	$(48)	$224,613	$(227,347)	$15,541	$15,823

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2021	2,661,386	$3,064	(55,697)	$(61)	$220,852	$(132,248)	$3,296	$94,903
Stock-based compensation	—	—	—	—	2,098	—	—	2,098
Treasury stock issued pursuant to equity-based plans	—	—	9,225	10	(427)	—	—	(417)
Net loss	—	—	—	—	—	(58,221)	—	(58,221)
Foreign currency translation adjustments	—	—	—	—	—	—	2,786	2,786
Balance at September 30, 2021	2,661,386	$3,064	(46,472)	$(51)	$222,523	$(190,469)	$6,082	$41,149

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Net loss	$(26,944)	$(58,221)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,756	5,648
Impairment of goodwill and intangible assets	11,790	32,086
Loss on tangible and intangible assets	30	—
Unrealized loss on foreign currency transactions	6,105	2,218
Stock-based compensation expense	1,510	2,098
Amortization of debt issuance costs and accretion of debt discounts	1,911	3,204
Loss on extinguishment of debt	3,964	—
Deferred tax expense	—	22,812
Provision for credit losses	390	331
Non-cash lease expense	1,634	1,421
Change in operating assets and liabilities:
Accounts receivable	849	(2,103)
Prepaid expenses and other current assets	226	(116)
Other assets	276	188
Accounts payable, accrued expenses, and other current liabilities	(5,530)	(1,416)
Other liabilities	(1,793)	(1,902)
Deferred revenue	(4,451)	3,341
Net cash (used in) provided by operating activities	$(8,277)	$9,589
Capital expenditures	(1,982)	(905)
Net cash used in investing activities	$(1,982)	$(905)
Proceeds from debt, net of discount and issuance costs	$97,750	$—
Repayment of debt	(85,552)	(16,243)
Debt issuance costs paid to third parties	(3,719)	—
Payment of early extinguishment of debt charge	(893)	—
Payments directly related to debt	(250)	(523)
Net cash provided by (used in) financing activities	$7,336	$(16,766)

Net change in cash and cash equivalents and restricted cash	(2,923)	(8,082)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(509)	(453)
Net decrease in cash and cash equivalents and restricted cash	$(3,432)	$(8,535)
Cash and cash equivalents and restricted cash at beginning of period	16,279	21,117
Cash and cash equivalents and restricted cash at end of period	$12,847	$12,582

Supplemental disclosure of cash flow information:
Cash paid for interest including payment of early extinguishment of debt charges of $893 and $0, respectively	$7,743	$7,089
Cash paid for income taxes	$2,636	$114

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Sep-22	Dec-21
Cash and cash equivalents	$12,728	$16,141
Restricted cash included in other current assets	119	138
Total cash and cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$12,847	$16,279

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (the "Company") is a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations, including Zoosk, EliteSingles, SilverSingles, Christian Mingle, Jdate, and JSwipe, among others. The Company's brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment. The Company is domiciled in Germany with significant corporate operations, including executive leadership, accounting and finance, located in the United States. Except where the context clearly indicates otherwise, the terms the "Company,” “Spark Networks,” “we,” “us” or “our” refer to Spark Networks SE and its consolidated subsidiaries.

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

In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's balance sheets, statement of operations and comprehensive loss, statement of shareholders' equity and statement of cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the Company's entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021 ("2021 Form 10-K"). The balance sheet as of December 30, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with U.S. GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021, which are included in our 2021 Form 10-K.

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

Change in Accounting Estimate

During the quarter ended September 30, 2022, the Company analyzed its virtual currency deferred revenue balance to determine the likelihood of redemption based on the actual redemption rate. Virtual currency is paid for upfront and is recorded as deferred revenue until the currency is redeemed, at which point the Company recognizes the revenue. The Company's analysis showed a likelihood of redemption of its virtual currency after 12 months of purchase is remote. Based on this analysis, during the three months ended September 30, 2022, the Company recognized $2.2 million of revenue that had been included in the Company's deferred revenue balance related to the virtual currency purchased 12 months prior to September 30, 2022. Going forward the Company will continue to analyze its virtual currency deferred revenue balance and will recognize revenue on a quarterly basis for all virtual currency that is held for longer than 12 months. This change is considered a change in accounting estimate in accordance with ASC 250 “Accounting Changes and Error Corrections”. The effect of the change in estimate decreased the Company's net loss by $2.0 million, and decreased both the basic and diluted loss per share by $0.77 for the three months ended September 30, 2022, and decreased the Company's net loss by $2.0 million and both the basic and diluted loss per share by $0.77 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The Company's financial statements are prepared in accordance with U.S. GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, the Company has generated losses and negative cash flows from operations, incurred historical impairment charges to its Zoosk goodwill and intangible assets and has a working capital deficiency. These factors are potential indications of the Company's inability to continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The Company's plans to alleviate these indicators include growing its subscriber base by improving its marketing techniques and implementing new features to increase customer engagement on its various platforms. Further, on March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under a new term loan facility with MGG Investment Group LP (the "Term Loan"), which provides more covenant flexibility and allows more resources to be invested into the business to drive growth. The Term Loan was amended on August 5, 2022 and the amendment was further amended and restated on August 19, 2022 to, among other matters, revise certain financial covenants related to quarterly testing of the Company's leverage ratio. Refer to Note 6. Long-term Debt for additional information. The Company's plans, along with its current cash and cash equivalents, are expected to be sufficient to meet its anticipated cash requirements for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months from the issuance of these financial statements.

COVID-19 Update

During 2020, the novel coronavirus ("COVID-19") outbreak spread worldwide and was declared a global pandemic in March 2020. Despite challenging economic conditions on consumers, we have maintained stable churn levels and experienced positive user engagement during the COVID-19 pandemic to date. The global outbreak of COVID-19 continues to evolve. Management is actively monitoring the global situation and evaluating the potential impact on the Company's business. The effects of COVID-19 did not have a material impact on the Company's result of operations or financial condition for the period ended September 30, 2022. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on its future results of operations or financial condition.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three and nine months ended September 30, 2022 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Revenue

For the three and nine months ended September 30, 2022 and 2021, revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Subscription revenue	$44,377	$51,503	$137,894	$159,746
Virtual currency revenue	3,204	970	6,169	2,877
Advertising revenue	599	824	2,059	2,306
Total Revenue	$48,180	$53,297	$146,122	$164,929

Revenue disaggregated by geography, based on where the revenue is generated, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$33,509	$35,063	$99,556	$107,653
Germany	274	266	836	904
Rest of world	14,397	17,968	45,730	56,372
Total Revenue	$48,180	$53,297	$146,122	$164,929

During the nine months ended September 30, 2022 and 2021, the Company recognized $36.5 million and $35.9 million of revenue, respectively, that was included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

Note 3. Income Taxes

For the three months ended September 30, 2022 and 2021, the Company recorded income tax benefit of $0.5 million and income tax expense of $1.6 million, respectively, which reflects an effective tax rate of 4.1% and (146.0)%, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded income tax benefit of $0.6 million and income tax expense of $22.8 million, respectively, which reflects an effective rate of 2.0% and (64.5)%, respectively. The change in the provision for the three and nine months ended September 30, 2022 was primarily driven by the Company benefiting from year to date losses in the U.S. jurisdiction and the June 2021 establishment of a valuation allowance against US deferred tax assets.

The Company had a valuation allowance against certain U.S., Israel, and German deferred tax assets as of both September 30, 2022 and December 31, 2021. The Company evaluates on a quarterly basis whether the deferred tax assets are realizable which requires significant judgement. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance.

As of September 30, 2022 and December 31, 2021, the Company has $4.9 million and $4.7 million of unrecognized tax benefits, respectively. Of the $4.9 million of unrecognized tax benefits as of September 30, 2022, $1.9 million would impact the effective tax rate if recognized, and $3.0 million would result in an increase in the valuation allowance. As of September 30, 2022 and December 31, 2021, the Company has recorded $0.9 million and $0.7 million of interest and penalties, respectively, related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties as a component of income tax expense.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a book minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The Company does not anticipate that these tax provisions will have a material impact on our results of operations or financial condition, when such provisions become effective.

As a matter of course, the Company may be audited by Germany, U.S. Federal, state and local, Israel, France, the U.K. and other foreign tax authorities within which it operates. From time to time, these audits result in proposed assessments. The Israeli tax authorities are auditing Spark Networks Ltd. for the tax years 2017-2019. There is minimal activity in the entity and, while we do not expect adverse findings, any potential findings would result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. The Company received correspondence from the German tax authorities auditing Spark SE for the tax years 2017-2018, as well as Spark GmbH for the tax years 2016-2018 during the quarter ending June 30, 2022. While the Company is in the process of assessing and responding to the correspondence, there does not appear to be any material changes or adjustments.

Based on the current status of Germany, U.S. Federal, state and local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

Note 4. Goodwill and Intangible Assets

Goodwill

The Company performs its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the third quarter of 2022, the Company lowered its financial expectations for the remainder of 2022 due to continued appreciation of the U.S. Dollar and a tougher economic environment causing a temporary slowdown in demand for our products. The slower increase in projected revenue, as well as the rising interest rate and the cost of capital constituted an interim triggering event at the end of the third quarter of 2022. As a result, the Company performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill. The goodwill impairment test concluded that the fair value of its reporting units exceeded their carrying amounts, and no goodwill impairment was recognized during the three and nine months ended September 30, 2022.

During the second quarter of 2021, the Company lowered its financial expectations for the remainder of 2021 due to increased cyberattacks, delays in product initiatives and a more uncertain COVID-19 outlook. These factors constituted an interim triggering event as of the end of the Company's second quarter of 2021. The Company performed an impairment analysis with regard to its indefinite-lived intangible assets and goodwill, and recognized $21.8 million goodwill impairment charges for its Zoosk reporting unit.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2022 and September 30, 2021:

(in thousands)
Balance as of January 1, 2022	$134,744
Impairment charges	—
Impact of currency translation	(84)
Balance as of September 30, 2022	$134,660

Balance as of January 1, 2021	$156,582
Impairment charges	(21,786)
Impact of currency translation	(37)
Balance as of September 30, 2021	$134,759

The total accumulated impairment loss of the Company's goodwill was $84.5 million as of September 30, 2022 and December 31, 2021.

Intangible Assets

Intangible assets consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(48,150)	$—	$—	$15,650
Long-lived intangible assets:
Brands and trademarks	86	—	(56)	(5)	25
Acquired technology	5,910	—	(4,974)	—	936
Customer relationships	10,780	—	(10,780)	—	—
Licenses and domains	205	—	(200)	(1)	4
Other	470	—	(470)	—	—
Total intangible assets	$81,251	$(48,150)	$(16,480)	$(6)	$16,615

	December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(36,360)	$—	$—	$27,440
Long-lived intangible assets:
Brands and trademarks	86	—	(50)	—	36
Acquired technology	5,910	—	(4,039)	—	1,871
Customer relationships	10,780	—	(10,780)	—	—
Licenses and domains	205	—	(183)	—	22
Other	470	—	(470)	—	—
Total intangible assets	$81,251	$(36,360)	$(15,522)	$—	$29,369

During the three months ended September 30, 2022, the Company recognized an impairment charge of $11.8 million related to the Zoosk indefinite-lived trade name that resulted from the slower increase in projected revenue and higher weighted average cost of capital. The Company estimated the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. The Company used a royalty rate of 3% and weighted average cost of capital of 23%.

During the quarter ended June 30, 2021, the Company recognized a Zoosk trade name impairment charge of $10.3 million.

Amortization expense for the three months ended September 30, 2022 and September 30, 2021 was $0.4 million and $0.5 million, respectively. Amortization expense for the nine months ended September 30, 2022 and September 30, 2021 was $1.0 million and $3.9 million, respectively.

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Accrued advertising	$4,782	$6,483
Accrued employee compensation and benefits	1,275	1,487
Accrued professional fees	928	835
Accrued service providers	1,277	1,806
Accrued value-added, sales, and other non-income-based taxes	8,176	8,837
Current portion of income tax payable	—	3,733
Current portion of lease liabilities	2,323	2,325
Other	532	1,536
Accrued expenses and other current liabilities	$19,293	$27,042

Other liabilities consist of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Deferred payment to Zoosk's shareholders	$12,422	$11,545
Lease liabilities, less current portion	2,016	3,887
Sublease security deposit	1,038	1,038
Other	2,354	1,948
Other liabilities	$17,830	$18,418

Note 6. Long-term Debt

MGG Term Loan Agreement

On March 11, 2022, the Company entered into a Financing Agreement ( the "Financing Agreement" ) with Zoosk, Inc. and Spark Networks, Inc., the subsidiary guarantor party thereto, the lender party thereto, and MGG Investment Group LP ("MGG"), as administrative agent and collateral agent. The Financing Agreement provides for senior secured term loans with an aggregate principal amount of $100.0 million (collectively, the "Term Loan"). Substantially all of the Company's assets are pledged as collateral. Borrowings under the Term Loan initially accrued interest at a rate equal to LIBOR plus an applicable margin of 7.5% per annum (subject to changes set forth in the Amendment (as defined below)). The proceeds were used to repay in full all amounts outstanding under the loan facilities with Blue Torch Finance LLC. The outstanding principal amounts will be repayable in quarterly payments of $1.25 million commencing with the quarter ending June 30, 2023 through March 31, 2025, and $2.50 million commencing with the quarter ending June 30, 2025 and thereafter.

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

The Financing Agreement requires the following financial covenants to be maintained: (i) subject to changes set forth in the Amendment, quarterly leverage ratio no greater than 4.50 to 1.00 for the quarter ending June 30, 2022, 4.25 to 1.00 through June 30, 2023, 3.75 to 1.00 through June 30, 2024, 3.25 to 1.00 through June 30, 2025, 2.75 to 1.00 through June 30, 2026 and 2.25 to 1.00 through the maturity date of the loan; (ii) marketing efficiency ratio to be less than 1.36 to 1.00 for the quarter ending June 30, 2022 through the maturity date of the loan; and (iii) minimum liquidity of $5.0 million at any time. In addition, the Financing Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company and its subsidiaries' ability to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make share repurchases, make certain acquisitions, engage in certain transactions with affiliates and change lines of business.

On August 5, 2022, the Company entered into an amendment to the Financing Agreement, as amended and restated by that certain Amended and Restated Amendment No. 1 to the Financing Agreement dated as of August 19, 2022 (the "Amendment"). The Amendment revised certain financial covenants associated with the quarterly leverage ratio and requires the Company to maintain quarterly leverage ratio no greater than 6.50 to 1.00 through December 31, 2022, and 6.25 to 1.00 for the quarter ending March 31, 2023. The remaining quarterly leverage ratio did not change. The Amendment also requires the Company's minimum marketing spend for the twelve consecutive month period ending at the end of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2022, not to be less than $80.0 million. In connection with the Amendment, the Company paid a $0.3 million amendment fee during August 2022, which will be amortized as interest expense over the remaining life of the loan.

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

As of September 30, 2022, we were in compliance with all such covenants, and the aggregated outstanding principal balance and amortized cost basis of the Term Loan was $100.0 million and $94.5 million, respectively. The effective interest rate on the Term loan after the Amendment was 12.6%.

Termination of Blue Torch Term Loan Facility and Blue Torch Revolving Credit Facility

During the quarter ended March 31, 2022, the Company used funds borrowed under the Financing Agreement to pay off the outstanding balance of the debt under the existing Blue Torch term loan facility (the "Blue Torch Term Loan Facility") with a principal amount of $85.6 million, and the amortized cost basis of $82.1 million as of December 31, 2021. The Company terminated the Blue Torch Loan Facility and recognized a loss on extinguishment of debt of $3.9 million, which is comprised of $3.0 million of unamortized debt issuance cost offset by the debt discount with the Blue Torch Term Loan Facility, and a prepayment penalty of $0.9 million. The loss on extinguishment of debt is included in the Interest expense on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2022.

Additionally, the Company terminated the existing Blue Torch revolving credit facility (the "Blue Torch Revolving Credit Facility") and recognized a loss on extinguishment of debt of $0.1 million during the quarter ended March 31, 2022 for unamortized transaction costs and upfront fees related to the Blue Torch Revolving Credit Facility, which was included in Interest expense in the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss. There was no outstanding debt under the Blue Torch Revolving Credit Facility at the time of termination.

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

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against the Company and Zoosk in the U.S. District Court for the Northern District of California by individuals claiming to be Zoosk users whose information was affected by the 2020 security incident disclosed by Zoosk. The complaint, as subsequently amended, asserts that by reason of the Zoosk security incident Spark and Zoosk violated the California Consumer Privacy Act ("CCPA"), the California Unfair Competition Law ("UCL"), and common-law obligations. Based on these assertions, the complaint seeks statutory damages, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. On December 14, 2020, plaintiffs voluntarily withdrew their claim under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk's motion to dismiss the remainder of the complaint for failure to state a claim by dismissing the UCL claim, but allowing the common-law claim to go forward. The court held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company. Zoosk answered the portion of the complaint that asserts the one remaining common-law claim by denying its material allegations and asserting a number of affirmative defenses. The court stayed the case pending resolution of the jurisdictional discovery. On May 6, 2021, plaintiffs voluntarily dismissed the Company from the case and the stay was lifted. On July 28, 2021, plaintiffs filed a second amended complaint re-alleging the UCL claim on behalf of a subclass. The court granted Zoosk’s motion to dismiss that amended claim on October 5, 2021. On October 28, 2021, plaintiffs sought leave to file a third amended complaint that re-alleges a UCL claim. Following briefing and oral argument, the court granted plaintiffs’ motion for leave to file an amended complaint as to one theory of UCL liability and ordered plaintiffs either file the third amended complaint or seek leave to file a fourth amended complaint by February 17, 2022. Plaintiffs filed a third amended complaint, then sought leave to file a fourth amended complaint to substitute one of the two named plaintiffs. On March 31 2022, the court granted Zoosk’s motion to dismiss with prejudice one named plaintiff for failure to prosecute. The court also granted Plaintiffs’ motion to substitute the dismissed plaintiff with a new plaintiff but ordered Plaintiffs to reimburse Zoosk for reasonable costs and attorney fees incurred in connection with the dismissed named plaintiff. Fact discovery concluded on April 29, 2022 except as to discovery from the new named plaintiff, and the parties are engaged in expert discovery. The parties have submitted a proposed order to the court setting the deadline for plaintiffs’ motion for class certification on May 20, 2022 and trial in late 2022. On July 27, 2022, the U.S. District Court for the Northern District of California denied the plaintiff's move for class certification due to the valid class action waiver the plaintiff agreed to in Zoosk's Terms of Use (the "TOU"). The parties reached a confidential settlement agreement on September 6, 2022 and the plaintiffs dismissed the class action with prejudice on September 8, 2022. The Company does not expect such settlement to have any material impact to the Company’s consolidated financial position.

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

At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition and believes the recorded legal provisions as of September 30, 2022 are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company's favor.

Note 8. Financial Instruments and Fair Value Measurements

Financial Instruments

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

The following table presents the carrying values and the estimated fair values of long-term debt as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion(1)	$94,545	$97,371	$82,124	$96,089

(1) As of September 30, 2022 and December 31, 2021, the carrying value of long-term debt is net of unamortized original issue discount, and debt issuance costs and the amendment fee relating to the Amendment in an aggregate amount of $5.5 million and $3.4 million, respectively.

The Company's financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. For the indefinite lived intangible assets, the Company estimated the fair value using an relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average cost of capital. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying value. The fair value measurements for goodwill and the indefinite lived intangible assets are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. During the three months ended September 30, 2022, the Company recognized an impairment charge of $11.8 million for the Zoosk trade name. During the three months ended June 30, 2021, the Company recognized a goodwill impairment charge of $21.8 million for the Zoosk reporting unit and a Zoosk trade name impairment charge of $10.3 million. See Note 4. Goodwill and Intangible Assets for further discussion of the impairment.

Note 9. Stock-based Compensation and Shareholders' Equity

Stock-based compensation expense reflects share awards issued under the Company's 2018 virtual stock option plan and the Long Term Incentive Plan adopted in 2020 (the "LTIP"). For the three months ended September 30, 2022 and 2021, the Company recognized total stock-based compensation expense for all the plans of $0.5 million and $0.5 million, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized total stock-based compensation expense for all the plans of $1.5 million and $2.1 million, respectively. Total stock-based compensation expense is included as a component of Other operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

2020 Long Term Incentive Plan

The LTIP provides for the grant of virtual stock options, where each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant ADS Stock Price of the option minus the strike price of such options; provided, however, that the Company may elect to settle options in ADSs or ordinary shares of the Company instead of cash. In connection with the adoption of the LTIP, the Administrative Board of the Company (the "Administrative Board") authorized the issuance of virtual options for up to 3.5 million American Depository Shares ("ADSs"), subject to limitations imposed by German law. As of September 30, 2022, 117,080 ADSs have been issued pursuant to previous exercises.

The fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model. The inputs used in the measurement of the fair values at the date of grant for the options issued during the nine months ended September 30, 2022 are summarized below:

	Virtual Stock Options		Zero-Priced Options
	Long Call	Short Call	Long Call	Short Call
	Option	Option (Cap)	Option	Option (Cap)
Stock price	$1.91 - $3.19	$1.91 -$3.19	$1.91 - $3.19	$1.91 - $3.19
Strike price	$2.04 - $3.37	$20.40 - $33.70	$—	$50.00
Term	4.65	4.65	4.65	4.65
Volatility	65.0% - 69.0%	65.0% - 69.0%	65.0% - 69.0%	65.0% - 69.0%
Dividend	—%	—%	—%	—%
Risk-free rate	2.4% - 4.1%	2.4% - 4.1%	2.4% - 4.1%	2.4% - 4.1%

The following table summarizes the activity for the Company's options under the LTIP during the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	1,802,228	$4.71	5.62	$0.01
Granted	1,034,000	2.95
Forfeited	(378,171)	4.04
Outstanding as of September 30, 2022	2,458,057	4.07	5.47	—
Vested and exercisable at September 30, 2022	920,874	$4.77	4.62	$—

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2021	1,190,967	$2.53
Granted	1,034,000	1.12
Vested	(309,613)	2.64
Forfeited	(378,171)	1.93
Unvested as of September 30, 2022	1,537,183	$1.71

The following table summarizes the activity for the Company's zero priced options under the LTIP during the nine months ended September 30, 2022:

Number of Options

Outstanding as of December 31, 2021	584,068
Granted	524,500
Forfeited	(136,886)
Outstanding as of September 30, 2022	971,682
Vested and exercisable at September 30, 2022	210,256

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2021	514,370	$5.29
Granted	524,500	2.57
Vested	(140,558)	5.51
Forfeited	(136,886)	3.87
Unvested as of September 30, 2022	761,426	$3.64

The total unrecognized compensation expense related to awards granted under the LTIP at September 30, 2022 was $2.4 million, which will be recognized over a weighted-average period of 2.93 years.

As of September 30, 2022 and 2021, diluted loss per share excludes 1,443,886 and 896,244 potentially dilutive common shares, respectively, related to vested option awards, as their effect was anti-dilutive.

Authorized Capital 2022

At the 2022 Annual Meeting of Shareholders of the Company held on August 31, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Association to: (a) cancel an authorized capital in the original amount of EUR 640,000.00 (the "Authorized Capital 2017") that could be utilized by the Company’s Administrative Board until October 31, 2022 on one or several occasions to increase the Company’s share capital against contributions in cash and/or in kind, and (b) create a new authorized capital in the amount of EUR 1,064,554.00 (the “Authorized Capital 2022”) that can be utilized by the Administrative Board until August 29, 2027 on one or several occasions to increase the Company’s share capital against contributions in cash and/or in kind (the “Amended Articles of Association”). The Amended Articles of Association became effective on September 14, 2022 upon registration with the commercial register (Handelsregister) of the local court (Amtsgericht) of Munich, Germany. An amount of EUR 593,481.00 was available under the Authorized Capital 2017 at the time of its cancellation.

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

Overview

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations. Since our inception, we have had 110 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

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

Foreign Currency Exchange and Inflation Risks

In addition to operating in the United States ("U.S."), we also operate in various markets outside the U.S., primarily in various jurisdictions within the European Union ("EU"), and as a result, are exposed to foreign exchange risk for the Euro, U.S. dollar, British pound, Australian dollar and Canadian dollar. Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. We translate revenue generated outside the U.S. (the "non-U.S. revenue") into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, such revenue will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of the non-U.S. revenue into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains or losses. During the nine months ended September 30, 2022, 31.9% of our total revenue was non-U.S. revenue. The average U.S. dollar versus Euro exchange rate was 17.1% and 12.6% higher, respectively, during the three and nine months ended September 30, 2022 compared to the same periods prior year. The strengthening in U.S. dollar against other major currencies has partially resulted in the decreases in our total revenue for the current periods. Historically, we have not hedged any foreign currency exposures. If the U.S. dollar continues strengthening against the Euro and other foreign currencies that our revenue is earned in, our exposure to exchange rate fluctuations will increase, and as a result, such fluctuations could adversely affect our future results of operations.

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

COVID-19 Update

Management continues to actively monitor the novel coronavirus ("COVID-19") developments and potential impact on our employees, business and operations. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the period ended September 30, 2022. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Registrations	2,863,198	3,398,389	(535,191)	(15.7)%	9,883,939	10,192,943	(309,004)	(3.0)%
Average Paying Subscribers	823,737	865,752	(42,016)	(4.9)%	830,769	880,238	(49,469)	(5.6)%
Total Monthly ARPU	$19.50	$20.52	$(1.02)	(5.0)%	$19.54	$20.82	$(1.28)	(6.1)%

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Net Revenue	$48,180	$53,297	$(5,117)	(9.6)%	$146,122	$164,929	$(18,807)	(11.4)%
Direct Marketing	21,001	27,988	(6,987)	(25.0)%	78,692	84,817	(6,125)	(7.2)%
Contribution	$27,179	$25,309	$1,870	7.4%	$67,430	$80,112	$(12,682)	(15.8)%

During the three and nine months ended September 30, 2022, new members registered to our platforms decreased by 0.5 million, or 15.7%, and 0.3 million, or 3.0%, respectively, compared to the same periods in 2021. Average paying subscribers during the three and nine months ended September 30, 2022 decreased by less than 0.1 million, or 4.9%, and 0.1 million, or 5.6%, respectively, compared to the same periods in 2021. The decreases were primarily driven by lower marketing spend.

Monthly ARPU for the three and nine months ended September 30, 2022 decreased by 5.0% and 6.1%, respectively, compared to the same periods in 2021. The decline in ARPU was a result of currency fluctuations and our emphasis on longer duration subscriptions through price incentives.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$48,180	$53,297	$(5,117)	(9.6)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	27,231	34,804	(7,573)	(21.8)%
Other operating expenses	13,778	14,441	(663)	(4.6)%
Depreciation and amortization	576	1,060	(484)	(45.7)%
Impairment of goodwill and intangible assets	11,790	—	11,790
Total operating costs and expenses	53,375	50,305	3,070	6.1%
Operating (loss) income	(5,195)	2,992	(8,187)	(273.6)%
Other income (expense):
Interest expense	(3,209)	(3,110)	(99)	3.2%
Loss on foreign currency transactions	(2,799)	(978)	(1,821)	186.2%
Other income, net	38	7	31	442.9%
Total other expense, net	(5,970)	(4,081)	(1,889)	46.3%
Loss before income taxes	(11,165)	(1,089)	(10,076)	925.3%
Income tax benefit (expense)	453	(1,601)	2,054	(128.3)%
Net loss	$(10,712)	$(2,690)	$(8,022)	298.2%

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$146,122	$164,929	$(18,807)	(11.4)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	97,833	104,603	(6,770)	(6.5)%
Other operating expenses	43,733	45,516	(1,783)	(3.9)%
Depreciation and amortization	1,756	5,648	(3,892)	(68.9)%
Impairment of goodwill and intangible assets	11,790	32,086	(20,296)	(63.3)%
Total operating costs and expenses	155,112	187,853	(32,741)	(17.4)%
Operating loss	(8,990)	(22,924)	13,934	(60.8)%
Other income (expense):
Interest expense	(12,797)	(10,352)	(2,445)	23.6%
Loss on foreign currency transactions	(6,007)	(2,122)	(3,885)	183.1%
Other income (expense), net	298	(11)	309	(2809.1)%
Total other expense, net	(18,506)	(12,485)	(6,021)	48.2%
Loss before income taxes	(27,496)	(35,409)	7,913	(22.3)%
Income tax benefit (expense)	552	(22,812)	23,364	(102.4)%
Net loss	$(26,944)	$(58,221)	$31,277	(53.7)%

Comparison of Three and Nine Months Ended September 30, 2022 and September 30, 2021

Revenue

Revenue during the three and nine months ended September 30, 2022 decreased by $5.1 million, or 9.6%, and $18.8 million, or 11.4%, respectively, compared to the same periods in 2021. For the three and nine months ended September 30, 2022, the decline in revenue was attributable to the decrease in the number of average paying subscribers of 4.9% and 5.6%, respectively, as well as the fluctuations of foreign exchange rate as the U.S. dollar strengthened against all major currencies. For the nine months ended September 30, 2022, 31.9% of total revenue was generated outside the United States. During the three months ended September 30, 2022, the Company recognized $2.2 million of revenue that had been included in the Company's deferred revenue balance related to the virtual currency purchased 12 months prior to September 30, 2022 due to a change in accounting estimate. See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of change in accounting estimate.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue during the three and nine months ended September 30, 2022 decreased by $7.6 million, or 21.8%, and $6.8 million, or 6.5%, respectively, compared to the same periods in 2021, The decreases were primarily due to the decline in marketing spend. Direct marketing costs during the three and nine months ended September 30, 2022 decreased by $7.0 million, or 25.0%, and $6.1 million, or 7.2%, respectively, compared to the same periods in 2021.

Other operating expenses

Other operating expenses consists primarily of costs for sales and marketing, customer service, technical operations and development, and corporate functions. These costs include personnel, technology platform and system costs, third-party service and professional fees, occupancy and other overhead costs. Other operating expenses during the three and nine months ended September 30, 2022 decreased by $0.7 million, or 4.6%, and 1.8 million, or 3.9%, respectively, compared to the same periods in 2021. The decreases were primarily driven by increased capitalization of personnel and freelancer costs related to new product initiatives, as well as decreases in technical operations and development consulting costs. The decreases in other operating expenses were partially offset by an increase in sales and marketing expenses due to higher personnel costs driven by increased headcount, and higher consulting costs.

Depreciation and amortization

Depreciation and amortization during the three and nine months ended September 30, 2022 decreased by $0.5 million, or 45.7%, and $3.9 million, or 68.9%, respectively, compared to the same periods in 2021. The decreases were primarily driven by the decrease in amortization of our customer relationships asset which was fully amortized in 2021.

Impairment of goodwill and intangible assets

During the three months ended September 30, 2022, the Company recorded an impairment charge of $11.8 million for the Zoosk trade name. During the three months ended June 30, 2021, the Company recorded a goodwill impairment charge of $21.8 million for the Zoosk reporting unit and recognized a Zoosk trade name impairment charge of $10.3 million. See Note 4. Goodwill and Intangible Assets for further discussion of the impairment.

Other income (expense), net

Other income (expense), net, consists primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expenses, net, during the three months ended September 30, 2022 increased by $1.9 million, or 46.3%, compared to the same period in 2021. The increase was primarily driven by an increase in loss on foreign currency transactions in the current period.

Other expenses, net, during the nine months ended September 30, 2022 increased by $6.0 million, or 48.2%, compared to the same periods in 2021. The increase was primarily driven by increases in interest expense and loss on foreign currency transactions. The increase in interest expense was primarily related to the $4.0 million loss on extinguishment of debt in connection with the Blue Torch Term Loan Facility and Blue Torch Revolving Credit Facility during the quarter ended March 31, 2022. See Note 6. Long-term Debt for further discussion of the debt extinguishment.

Income tax benefit (expense)

Income tax benefit was $0.5 million for the three months ended September 30, 2022 compared to income tax expense of $1.6 million for the three months ended September 30, 2021, which reflects an effective tax rate of 4.1% and (146.0)%, respectively. Income tax benefit was $0.6 million for the nine months ended September 30, 2022 compared to income tax expense of $22.8 million for the nine months ended September 30, 2021, which reflects an effective tax rate of 2.0% and (64.5)%, respectively. The changes in income tax provision were primarily driven by the Company benefiting from year to date losses in the U.S. jurisdiction and the June 2021 establishment of a valuation allowance against US deferred tax assets. See Note 3. Income Taxes in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of income taxes.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(10,712)	$(2,690)	$(26,944)	$(58,221)
Net interest expense	3,182	3,110	12,770	10,352
Loss on foreign currency transactions	2,799	978	6,007	2,122
Income tax (benefit) expense	(453)	1,601	(552)	22,812
Depreciation and amortization	576	1,060	1,756	5,648
Impairment of goodwill and intangible assets	11,790	—	11,790	32,086
Stock-based compensation expense	518	482	1,510	2,098
Other costs(1)	578	412	1,214	1,822
Adjusted EBITDA	$8,278	$4,953	$7,551	$18,719

(1) Includes primarily consulting and advisory fees related to special projects, as well as non-cash acquisition related expenses, post-merger integration activities and long-term debt transaction and advisory fees.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash balances and cash flows from operations and borrowings. Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. As of September 30, 2022, we had cash and cash equivalents of $12.7 million.

On March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under the Financing Agreement with MGG Investment Group LP, which provides more covenant flexibility and allows more resources to be invested into the business to drive growth. The Financing Agreement was amended on August 5, 2022 and the amendment was further amended and restated on August 19, 2022 to, among other matters, revise certain financial covenants related to quarterly testing of the Company's leverage ratio. As of September 30, 2022 and December 31, 2021, we had outstanding principal debt balance of $100.0 million and $85.6 million, respectively. See Note 6. Long-term Debt in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of our debt.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs for financial liabilities, capital expenditures and contractual obligations, for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors and those set forth in Part II, Item 1A "Risk Factors" of our 2021 Form 10-K. We do not have any off-balance sheet arrangements as of September 30, 2022.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(8,277)	$9,589	$(17,866)
Investing activities	(1,982)	(905)	(1,077)
Financing activities	7,336	(16,766)	24,102
Net change in cash and cash equivalents and restricted cash	$(2,923)	$(8,082)	$5,159

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

Net cash used in operating activities was $8.3 million for the nine months ended September 30, 2022, compared to $9.6 million net cash provided by operating activities during the same period in 2021. The increase in cash outflows was primarily driven by a decrease in cash collected from our customers, higher cash payments of income taxes, and an increase in payments to our vendors as a result of timing of payments.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, and purchase of property and equipment.

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2022, an increase of $1.1 million compared to $0.9 million during the nine months ended September 30, 2022. The increase was primarily due to additional capital expenditures on personnel and freelancers working on software development projects during the nine months ended September 30, 2022.

Financing Activities

Our cash flows from financing activities primarily include changes in long-term debt.

Net cash provided by financing activities was $7.3 million for the nine months ended September 30, 2022, an increase of $24.1 million cash inflows compared to the net cash used in financing activities of $16.8 million during the same period in 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 included $97.8 million of net cash proceeds from the Term Loan, partially offset by the $85.6 million repayment of debt and the $0.9 million prepayment penalty under the then existing Blue Torch Term Loan Facility, as well as $3.7 million of transaction costs paid to third parties in connection with the Term Loan and $0.3 million amendment fee paid in connection with the Amendment. See Note 6. Long-term Debt for detail information. Net cash used in financing activities for the nine months ended September 30, 2021 included $16.2 million principal payments made on the Blue Torch Term Loan Facility and a $0.5 million fee paid in connection with the execution of the Limited Waiver under Loan Agreement in March 2021.

Recent Accounting Pronouncements

See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included in Part I. Item 1. of this Form 10-Q for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Please refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the “Critical Accounting Policies and Estimates” section of our 2021 Form 10-K for a full description of all of our critical accounting estimates. See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of change in accounting estimate. We believe there have been no other new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting previously identified in our 2021 Form 10-K which continues to exist, our disclosure controls and procedures were not effective.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Please refer to Part II. Item 9A. "Controls and Procedures" of our 2021 Form 10-K for a full description of the material weaknesses in our internal control over financial reporting and remediation plan.

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

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

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

Item 1A. Risk Factors

Please refer to Part I. Item 1A. Risk Factors of our 2021 Form 10-K for a discussion of our risk factors. The risks and uncertainties are not limited to those set forth in the 2021 Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We believe there have been no new risk factors, or material changes to our existing risk factors, during the nine months ended September 30, 2022.

Item 2. Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.
3.1	Spark Networks SE Amended Articles of Association, dated September 14, 2022.	8-K	001-38252	September 16, 2022	3.1
10.1	Amended and Restated Amendment No.1 to Financing Agreement, dated as of August 19, 2022, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	August 24, 2022	10.1
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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, were formatted in Inline Extensible Business Reporting Language (“XBRL”):
•unaudited condensed consolidated balance sheets;
•unaudited condensed consolidated statements of operations and comprehensive loss;
•unaudited condensed consolidated statements of shareholders’ equity;
•unaudited condensed consolidated statement of cash flows; and
•notes to unaudited condensed consolidated financial statements.
The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
X
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, is formatted in Inline XBRL and contained in Exhibit 101.

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Networks SE

Date: November 9, 2022	By:	/s/ Eric Eichmann
Eric Eichmann
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ David Clark
David Clark
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)