Form 10-K
period 2022-12-31
Spark Networks SE
filed 2023-03-31
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s American Depository Shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $65.6 million.
The number of ordinary shares outstanding as of March 22, 2023 was 2,625,476.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement on Schedule 14A to be filed subsequently and delivered to shareholders in connection with the 2023 annual meeting of shareholders are incorporated herein by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

TERMS

As used herein, and unless the context suggests otherwise, the terms “the Company,” “Spark Networks,” “we,” “us” or “our” refer to Spark Networks SE and its consolidated subsidiaries.

WEBSITES USED IN THIS REPORT

Website addresses referenced in this Annual Report on Form 10-K are provided for convenience only, and the content on the referenced websites does not constitute a part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains statements that constitute “forward-looking statements” within the meaning of U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Spark Networks’ performance or achievements to be materially different from those of any expected future results, performance, or achievements. Forward-looking statements speak only as of the date they are made, and Spark Networks does not assume any duty to update forward-looking statements. Readers are cautioned that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. Words and expressions reflecting optimism, satisfaction, or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about operating a diverse global platform of premium online dating sites and mobile applications (or “apps”), statements about providing exceptional user experience and driving stockholder value, statements about projected financial results, statements regarding Spark Network’s growth opportunities and initiatives, statements about the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. Such forward-looking statements are not guarantees of performance and actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: risks related to the degree of competition in the markets in which Spark Networks operates; risk of a potential economic downturn; rising inflation and the government response thereto; the ability of Spark Networks to continue as a going concern; the ability of Spark Networks to retain and hire key personnel; Spark Networks’ ability to continue to control costs and operating expenses; Spark Networks’ ability to achieve its intended cost savings; Spark Networks’ ability to generate cash from operations, lower-than-expected revenue, credit quality deterioration or a reduction in net earnings; Spark Networks’ ability to raise outside capital and to repay debt as it comes due; Spark Networks’ ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by Spark Networks’ competitors; Spark Networks’ ability to identify potential acquisitions; Spark Networks’ ability to successfully integrate acquired businesses and the ability of acquired businesses to perform as expected; Spark Networks’ ability to maintain strong relationships with branded channel partners; changes in Spark Networks’ stock price due to broader stock market movements and the performance of peer group companies; Spark Networks’ ability to enforce intellectual property rights and protect their respective intellectual property; Spark Networks' ability to comply with new and evolving government regulations relating to data protection and data privacy; consumer protection; geopolitical conflict; general competition and price measures in the market place; Spark Networks' ability to access capital; general economic conditions; and the other factors identified in Item 1.A “Risk Factors.”

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

Note regarding trademarks

Except as indicated, the trademarks, trade names or service marks appearing in this annual report are the property of the Company. Solely for convenience, trademarks and trade names referred to in this annual report may appear without the symbol ® or TM, as applicable.

PART I

Item 1. Business.

Overview

When used in this report, the terms "we," "us," "our" and "the Company" refer to Spark Networks SE and its subsidiaries.

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ demographic and faith-based affiliations. Since our inception, we have had 112 million users register with our dating platforms (which includes inactive accounts). We currently operate a portfolio of brands accessible to customers across the globe. However, our focus is in five key geographies – the United States of America ("U.S."), Canada, Australia, the United Kingdom ("UK") and France – from which we generate the majority of our revenues.

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

Subscription revenue is our primary source of income, with membership subscriptions accounting for the vast majority of our revenue for the years ended December 31, 2022 and 2021, respectively. Subscription length ranges from one-month to 12-months, with most subscriptions renewing automatically unless the member opts to terminate the subscription. We also offer users "pay as you go" features and have a small but growing advertising revenue stream.

The majority of our users' activity is on mobile devices. We have created innovative and tailored mobile applications and plan to continue to improve the features, functionality and engagement of our mobile websites and applications.

Our American Depository Shares ("ADS") are traded on the Nasdaq Capital Market ("Nasdaq").

Our Industry

Our primary businesses are in the online personals industry, which fulfills the needs of single adults looking to meet a companion. Traditional methods such as offline dating services and public gathering places often do not meet the needs of single people. Offline dating services are time-consuming, expensive and offer a smaller number of potential partners. Public gathering places such as restaurants, bars and other social venues provide a limited opportunity to learn about others prior to a one-on-one meeting. In contrast, online personals services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions before they meet in-person. With features such as detailed personal profiles, email, mobile chat and instant messaging, this medium allows users to communicate with other singles at their convenience and affords them the ability to meet multiple people in an anonymous, convenient and secure setting.

The global online personals industry has experienced significant growth in recent years. North America is currently the largest geographic market in the online personals industry, according to industry research. Industry research estimates that the dating services industry revenue in the U.S. is expected to increase an annualized 1.0% totaling $4.4 billion by 2027. In recent years, we have increased our market share in the United States through the launch of EliteSingles and SilverSingles in conjunction with the 2017 and 2019 acquisitions of the largely North American brands Jdate, Christian Mingle, JSwipe, and Zoosk.

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

The following is a list of our key brands:

Zoosk, EliteSingles, SilverSingles, Christian Mingle, Jdate and JSwipe

Diverse global platform.

We operate a diverse global platform of premium online dating sites and mobile applications. This diversified suite of dating sites and mobile applications allows us to implement best practices from each of the brands across our geographic footprint helps us to enable rapid and effective roll-out of new brands and products.

Operational and financial scale.

We are one of the largest online dating companies in the U.S. based on revenue. This allows for the operational and financial scale required for significant investments into new technologies and products, while also providing a better platform to attract and retain customers. Importantly, our marketing strength allows us to acquire a big enough pool of local customers at a national level to provide significant choice in potential partners.

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

Our Strategy

Grow in North America.

We continue to focus on expanding our presence in North America. In recent years, we have grown our North American market share through the (i) introduction of established European brands such as EliteSingles, (ii) launch of new brands such as SilverSingles, and (iii) acquisition of established North American brands such as Zoosk, Jdate, Christian Mingle and JSwipe.

We expect to continue to allocate significant marketing capital towards North America as we look to drive both the organic growth of our existing brand portfolio and expansion through the launch of new or acquired brands.

Cement and grow our leadership position in 40+ age demographic and religious dating segments.

We will continue to invest in product innovation, brand building, customer acquisition and partnerships to provide the best products and strongest brands in the premium and community-based dating areas. We intend to develop solutions and strengthen our brands that speak to the specific needs of our target audiences. In 2022, we developed updated versions of the EliteSingles app on iOS and Android, and we expect a launch in all markets by early third quarter of 2023. In addition, in 2022, we began to revamp our marketing approach for all our products with the aim of taking advantage of more effective and efficient modes of brand and performance marketing, such as TikTok and Instagram.

Create global technology services to enable flexible and powerful dating platforms.

We are developing new, scalable technology services that we believe will support future growth. We are designing and building our new services with a particular emphasis on supporting all platforms and applications that many of our members utilize to access our products. With shared services to power our platforms, we believe we can reduce the time and resources required to launch new brands or to integrate potential acquisitions, and more quickly adopt new features to trends and consumer preferences.

Markets and Geographical Presence of Spark Networks

We plan to continue to focus on premium online dating services catering to the 40+ demographic and faith-based affiliations. Our strategy includes a focus on developing new and maintaining existing products.

We currently operate a portfolio of brands accessible to customers across the globe. While we might enter new geographies in the future, our primary focus remains expanding our presence in North America, which we consider the most attractive market for further growth based on the relative size of the U.S. and Canadian markets and the potential for us to garner additional market share. We will also consider launching existing brands in markets where we already have a geographic presence to complement our service offerings and create a broader offering in these markets.

Industry research indicates that market demand is expected to have continued growth over the next five years as internet penetration continues to rise and continued trends towards destigmatizing online dating.

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

We supplement our online marketing by employing a variety of offline marketing. These include television, radio and podcasting. We believe a more consistent, targeted marketing message, delivered through an array of available marketing channels, will improve consumer awareness of our brands, drive more traffic to our products, and therefore increase the number of active users and paying subscribers.

Customer Service

Our customer support services aim to ensure an enjoyable, smooth and safe journey for all of our users. Our multi-lingual support teams provide comprehensive support for our users, which includes assisting members with billing questions, helping members complete personal profiles and answering technical questions. Customer support is also engaged in monitoring our products for fraudulent activity. Certain of our customer support services are provided by our third-party commercial partners, and all customer service personnel receive ongoing training in an effort to better personalize the experience for members and paying subscribers who contact us and to capitalize on upselling opportunities.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S., Europe and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.

Spark Networks, Spark, Zoosk, Jdate, Christian Mingle, SilverSingles and EliteSingles, amongst others, are registered trademarks in the U.S. Spark Networks, Zoosk, Jdate, Christian Mingle, EliteSingles and SilverSingles, amongst others, are registered trademarks in the European Union ("EU"). We also have a number of other registered and unregistered trademarks, and many of our trademarks are also registered in other jurisdictions, such as Switzerland, Iceland and Canada. Our rights to these registered trademarks generally continue as long as we use and renew them periodically.

We rely on internal and external controls, including applicable laws and regulations and contractual provisions with employees, contractors, customers and others, to protect and control access to our intellectual property rights.

Competition

We operate in a highly competitive environment with minimal barriers to entry. We believe the primary competitive factors in creating a community on the internet are functionality, brand recognition, reputation, critical mass of members, member affinity and loyalty, ease-of-use, quality of service and reliability. We compete with a number of large and small companies. Our principal online personals services competitors include Match Group (which operates the Match.com, OkCupid, Plenty of Fish, Tinder and Hinge brands), Bumble (which operates the Bumble and Badoo brands) and ParshipMeet Group (which operates the eHarmony, Parship, ElitePartner and Meet brands). In addition, we face competition in free and freemium mobile applications such as Tinder, Hinge and Bumble, as well as social networking sites such as Facebook.

Government Regulation

Our business is regulated by diverse and evolving laws and governmental authorities in the European Union, North America and other jurisdictions in which we operate. We are subject to laws and regulations related to internet communications, privacy, consumer protection, security and data protection, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising. These laws and regulations are becoming more prevalent, and new laws and regulations are under consideration by the European Union, individual EU Member States, the U.S. Congress, U.S. state legislatures and other governments. Failure by us to comply with existing laws and regulations may subject us to liabilities. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Plus, legal uncertainties surrounding domestic and foreign government regulations could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the internet or slow the growth of the internet, any of which could materially adversely affect our business, financial condition and results of operations. For more information on the risks and related matters, see e.g. “Risk Factors." The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”

Human Capital Disclosure

As a human-capital intensive business, we believe the long-term success of our firm depends on our people. We are not only striving for communities and relationships that last for our users but also for our workforce by establishing a supportive and empowering culture. Our goal is to ensure that we have the right talent in the right place at the right time.

As of December 31, 2022, we had approximately 271 employees based in Germany and the U.S.

We monitor and evaluate various turnover and attrition metrics. We believe our annualized turnover among our high performing personnel is healthy for our industry, which we attribute to our strong values-based culture, commitment to career development, attractive compensation and benefit programs, and an inclusive, diverse and safe work environment.

Value Based Culture

We strive to attract individuals who are people-focused and share our core values. We promote recognition of behavior, initiatives, and projects which model our values across the organization. We continue to intensely focus on creating a highly engaged workforce, driving improvements across our communications, our culture, our reward programs, and our work environment and fostering a collaborative, inclusive and inspiring experience for all of our employees. These efforts are reflected in a strong commitment across our workforce. The results of our Year End 2022 Annual Employee Survey, which was completed by 79% of our workforce, revealed that more than 84% of our employees are satisfied with their employment and 86% are motivated to achieve our goals. 91% of our employees confirmed that we offer a supportive work environment. None of our employees is covered by a collective bargaining agreement, and we consider our employee relations to be good.

Commitment to Career Development

We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. We offer our employees several tools to help in their personal and professional development, including career development plans, and in-house learning opportunities, including Spark Academy (our in-house education program offering online, instructor-led and on-the-job learning formats). In addition, we invest in our executive talent through succession planning and individualized development planning.

Attractive Compensation and Benefit program

We are committed to providing a total compensation package to our employees that is market-competitive and performance based, with the goal of driving innovation and operational excellence. One of our primary objectives with respect to employee compensation is to attract and retain the best possible employee talent, to link annual compensation and long-term stock-based compensation to achievement of measurable corporate goals and individual performance, and to align employee’ incentives with stockholder value creation. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.

Diversity and Inclusion

Our employees reflect the communities in which we live and work. As of December 31, 2022, approximately 51% of our overall workforce are women. Our six person Board consists of three female directors, and one of the members of our Board is African American. Our Board, CEO and senior executives model high standards of diversity, equity and inclusion. We believe that that the diversity of our management and workforce is key to our success.

Healthy Work Environment

During 2022, we continued to focus significant attention on the effective handling of the COVID-19 pandemic. Our response has included a reorganization of our office plans to ensure compliance with social distancing and hygiene requirements and a safe work environment. We made additional investments in company-wide engagement events to ensure connectivity and collaboration across the organization and implemented the use of flexible and remote work arrangements and other creative solutions. We also modified training programs to comply with distancing requirements, limited visitor entry, increased virtual meetings, and provided additional support through mental and behavioral health resources. We also developed resources to support employees and their families with additional time off, flexible schedules and employer paid benefits.

Available Information

Spark Networks SE was incorporated as a European stock corporation (Societas Europaea, SE) with the legal name Blitz 17-655 SE under the laws of Germany and the EU, with entry into the German commercial register on April 5, 2017, by its stockholders, Blitzstart Beteiligungs Ltd. and Blitz Beteiligungs GmbH. The Company was acquired by Affinitas GmbH on April 12, 2017, for the purpose of becoming the ultimate holding company of Spark Networks, Inc., a Delaware corporation (“Spark”), and Spark Networks Services GmbH (f/k/a Affinitas GmbH), a German limited company (“Affinitas”) following the completion of the merger between Spark and Affinitas (the “Affinitas / Spark Merger”). On August 29, 2017, Spark Networks SE changed its name from Blitz 17-655 SE to Spark Networks SE. Spark Networks SE is registered with the commercial register (Handelsregister) of the local court (Amtsgericht) of Munich, Germany, under the registration number HRB 232591 under the legal name Spark Networks SE. Spark Networks SE currently does not use a commercial name different from its legal name. Spark Networks SE has been formed for an unlimited duration.

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

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (“SEC”). You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public, free of charge, through our website. Our website address is www.spark.net.

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

Risks Related to our Business, Brands, and Operations

•Establishing and maintaining strong brands;
•Our failure to meet the listing requirements of the Nasdaq Capital Market, resulting in a de-listing of our securities;
•The requirements of being a public company may strain our resources and divert management’s attention;
•Global economic conditions could materially adversely affect our revenue and results of operations;
•The dating industry is competitive with low barriers to entry, low switching costs and new products and entrants;
•Attracting new members, converting members into paying subscribers and retaining our paying subscribers;
•The ability to attract and retain users through cost-effective marketing efforts;
•Distribution and marketing of our products depends on third party publishers, platforms and mobile app stores;

•Access to our products depends on mobile app stores and other third party platforms;
•The possibility that revenue could be adversely affected if subscriptions cannot be automatically renewed;
•Inappropriate actions by certain users may damage our brand reputation;
•From time-to-time we pursue acquisitions that entail significant execution, integration and operational risks;
•Our success depends on our ability to identify, hire, develop, motivate and retain highly skilled individuals;
•Frequent turnover of our top executives;
•Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”;
•Failure to maintain an effective system of internal control over financial reporting;
•Risks relating to operations in international markets;
•Foreign currency exchange rate fluctuations;
•Risks related to Silicon Valley Bank ("SVB") events occurring in March, 2023
•Risks related to COVID-19; and
•Impairment risk of goodwill, intangible assets and other long-lived assets.

Risks Relating to Information Technology and Intellectual Property

•Failure to adequately protect our intellectual property rights or accusations of infringement of third-party intellectual property rights;
•Failure to keep pace with rapid technological change;
•Communicating with users and erosion of such ability could have an adverse effect;
•The integrity of our systems, infrastructure and ability to enhance, expand and adapt these systems and infrastructure in a timely and cost-effective manner;
•Services are highly technical and may contain undetected bugs or errors;
•Past cybersecurity incidents in the past and anticipation of being the target of future attacks;
•Reliance on third-party providers who may fail to continue to perform;
•Dependence on third parties to drive traffic to our websites;
•Growth and maintenance of the Internet;
•Ability to access, collect and use personal data about our users;
•Risks related to credit card payments;
•Certain open-source software risks;
•Credit card fees and chargeback costs of credit card companies;
•Loss or material modification of our credit card acceptance privileges; and
•User metrics subject to inherent challenges in measurement.

Risks Relating to our Indebtedness

•Level of indebtedness and compliance with our Financing Agreement (as defined below);
•Ability to generate sufficient cash to service all of our indebtedness; and
•The potential replacement of LIBOR with an alternative reference rate.

Risks Related to Government Regulation and Litigation

•Claims relating to the rapidly evolving regulatory framework on privacy, and consumer protection laws across jurisdictions;
•Litigation and legal risks from various U.S. states and government agencies, due to lack of U.S. federal data privacy legislation;
•Publisher liability for information made available on our sites or apps;
•Being subject to complex international laws;
•Litigation risk;
•Risks relating to the United States Foreign Corrupt Practices Act of 1977 ("FCPA");
•Failure to comply with U.S. securities laws;
•Risk associated with operating as a U.S. public company;
•Difficulty enforcing civil liability against Spark Networks or members of its Administrative Board; and
•Changes in tax treatment of companies engaged in e-commerce.

Risks Relating to the Spark Networks ADSs

•Dilution of ownership interests and voting power;
•Limited trading volume for Spark Networks’ ADSs which can reduce liquidity and increase volatility;
•Fluctuation in the price of Spark Networks’ ADSs
•Differing rights as a holder of ADSs representing ordinary shares in a German company compared to rights a Stockholder of a U.S. corporation;
•Holders of ADSs do not have the same voting rights as actual stockholders, and holders of ADSs have less access to information and less opportunity to exercise rights as a holder of ADSs compared to a holder of ordinary shares.
•Principal stockholders own a significant percentage of the Company’s ordinary shares;
•Right to dividends or distributions on the Company’s ordinary shares as a holder of ADSs;
•Holders of ADSs may be unable to claim tax credits or refunds to reduce German withholding tax on dividends; and
•Adverse tax consequences if Spark Networks is classified as a passive foreign investment company.

Risks Relating to Our Business and Operations

Our business depends on establishing and maintaining strong brands, and if we are not able to maintain and enhance our brands, we may be unable to expand or maintain our member and paying subscriber bases.

We believe that establishing and maintaining our brands is essential to our efforts to attract and expand our member and paying subscriber bases. We believe that the importance of brand recognition will continue to increase, given the growing number of online dating sites and applications and the low barriers to entry for companies offering online dating and other types of personals services. To attract and retain members and paying subscribers, and to promote and maintain our brands in response to competitive pressures, we may have to substantially increase our financial commitment to creating and maintaining our distinct brands. A number of factors could negatively affect user retention, growth and engagement, including if:

•visitors, members and paying subscribers to our products do not perceive our existing services to be of higher quality;
•we introduce new services or enter into new business ventures that are not favorably received by such parties;
•users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size and quality of advertisements that we display;
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
•we adopt terms, policies or procedures related to areas such as user data and privacy or advertising that are perceived negatively by our users or the general public;
•we, our partners or companies in our industry are the subject of adverse media reports or other negative publicity;
•there is decreased engagement with our products as a result of changes in prevailing social, cultural or political preferences in the markets where we operate.

If any of the foregoing, among other events, occur, the value of our brands could be diluted, thereby decreasing the attractiveness of our websites and mobile applications to such parties. As a result, our results of operations may be adversely affected by decreased brand recognition or negative brand perception.

Our common stock is listed on the Nasdaq Capital Market but there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq in the future.

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on Nasdaq in the future. Nasdaq listing rules require us to maintain a certain closing bid price, shareholders’ equity, and other financial metric criteria, as well as certain corporate governance requirements, for our common stock to continue trading on Nasdaq. If we fail to comply with the continued listing standards, our common stock could be delisted. In the event of a delisting, we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq's minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. In addition, complying with public disclosure rules makes our business more visible, which could result in threatened or actual litigation by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

Global economic conditions could materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by factors that are beyond our control, such as general geopolitical conditions, the invasion of Ukraine and the sanctions imposed in response thereto, economic and business conditions, conditions in the financial markets, and changes in the overall demand for dating subscriptions. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. Adverse changes in economic conditions, including inflation, slower growth or recession, barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could adversely impact consumer confidence and spending and correspondingly the demand for our subscriptions and make it more challenging to forecast our operating results and make business decisions.

The uncertainty in global and regional economic conditions have also affected the financial markets and financial institutions on which we rely and have resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market, high inflation and high unemployment. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. If we are unable to successfully anticipate changing economic, geopolitical and financial conditions, we may be unable to effectively plan for and respond to those changes which could further disrupt our business or limit our ability to access certain assets and materially adversely affect our business and results of operations.

Furthermore, uncertainty about, or worsening of economic conditions could adversely affect consumer sentiment and demand for our products and services. Consumer confidence and spending could be adversely affected by financial market volatility, negative financial news, conditions in the real estate, mortgage and technology markets, declines in income or asset values, changes to fuel and other energy costs, labor reductions, labor and healthcare costs and other economic factors. This could also impact the quantity of products our customers decide to purchase from us. These and other economic factors could materially and adversely affect our revenue and results of operations.

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

Further, within the online dating industry generally, costs to develop new products are comparatively low and costs for consumers to switch between products are low as well, resulting in significant customer churn and low brand loyalty. As a result, new products, entrants and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, creating a new approach to connecting people or some other means. If we are not able to compete effectively against our current or future competitors, whether or not such competitors operate traditional or non-traditional platforms, the size and level of engagement of our user base may decrease, which could have an adverse effect on our business, financial condition and results of operations.

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

Since we launched in 2008, we and our constituent companies have had 112 million users register with our dating platforms. A registration is deemed complete once a user has inserted an email/password combination, accepted the terms of service and clicked the registration button in order to create a profile with the respective site (such user, a “registered user”).

For the year ended December 31, 2022, we had an average of approximately 811,000 paying members across all of our platforms. The vast majority of our revenue is generated by users that pay a subscription fee. Our future growth depends on our ability to attract new members that fit within our target audience, convert members into paying subscribers, retain our paying subscribers and maintain or grow user engagement of our products. This in turn depends on our ability to deliver a relevant, high-quality online personals experience to these members and our ability to remain attractive to our existing and potential paying customers. As a result, we must continue to invest significant resources in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and paying subscribers and may fail to attract new members and paying subscribers. We cannot assure that we will be able to grow or even maintain the current size of our subscriber base. If we do not constantly attract new paying subscribers at a faster rate than subscription terminations, we will not be able to maintain or increase our current level of revenue. Our revenue and expenses will also be adversely affected if our innovations are not responsive to the needs of our members and paying subscribers or are not brought to market in an effective or timely manner.

Our growth and profitability rely, in part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in these efforts could adversely affect our business, financial condition and results of operations.

Our costs to acquire paying subscribers are dependent, in part, upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time depending upon a number of factors, many of which are beyond our control. Historically, we have used online and offline advertising as the primary means of marketing our services. During 2022, cost of revenue, exclusive of depreciation and amortization, decreased compared to the prior year in 2021 as a result of a reduction in marketing spend.

Evolving consumer behavior can affect the availability of profitable marketing opportunities. To continue to reach potential users and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms, as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Positive user experiences can provide gratuitous promotional opportunities for us, as satisfied subscribers can encourage others to join; we can also capitalize on such success stories in our marketing. Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition and results of operations.

In addition, the cost of online and/or offline advertising has increased over time. If we are not able to reduce our other operating costs, increase our paying subscriber base or increase revenue per paying subscriber to offset increased marketing costs, our profitability will be adversely affected.

Distribution and marketing of our dating products depends, in significant part, on a variety of third-party publishers, platforms. If these third parties limit, prohibit or otherwise interfere with the distribution or marketing of our dating products in any material way, it could adversely affect our business, financial condition and results of operations.

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

We also rely on large tech platforms such as Google for performance marketing. In the event that we are no longer able to conduct and performance marketing through such platforms, including because of increased costs of advertising on these platforms, or changes in government regulations in the countries where we advertise through these platforms (for example, under the EU Digital Services Act, online platforms must ensure that users can easily identify advertisements and understand who presents or pays for the advertisement), our user acquisition and revenue stream may be materially adversely affected. Any of these events could materially adversely affect our business, financial condition and results of operations.

Finally, many users historically registered for (and logged into) platforms using their Facebook profiles, Apple IDs or Google Account. While users can register for (and log into) our products through other methods, many users still choose to log in using their third-party services. Facebook, Apple and Google have broad discretion to change their terms and conditions in ways that could limit, eliminate or otherwise interfere with our users’ ability to use Facebook, Apple or Google as a registration or log in method. Our business, financial condition and results of operations could therefore be materially adversely affected if this were to occur. Additionally, if security on Facebook, Apple or Google is compromised, if our users are locked out from their accounts on Facebook, Apple or Google or if Facebook, Apple or Google experiences an outage, our users may be unable to access our products. As a result and even if for a limited time, user growth and engagement on our service could be materially adversely affected and we may owe users refunds.

Access to our products depends on mobile app stores and increasing adoption and enforcement by Apple App Store or Google Play Store of policies that limit, prohibit or eliminate our ability to distribute or update our applications through their stores, or increase the costs to do so, could materially adversely affect our business, financial condition and results of operations.

Our mobile applications are primarily accessed through the Apple App Store and the Google Play Store. As our user base continues to shift to mobile solutions, we increasingly rely on the Apple Store and Google Play Store to distribute our mobile applications and related in-app products. While our mobile applications are free to download from these stores, we offer our users the opportunity to purchase paid subscriptions through these applications, as well as certain add-on features. We determine the prices at which these subscriptions and features are sold and, in exchange for facilitating the purchase of these subscriptions and features from these stores, we pay Apple and Google, as applicable, a considerable share of the revenue we receive from these transactions. As the distribution of our dating products through app stores increases, we will need to offset any increased app store fees, as well as limitations imposed on us by Apple and Google when offering add-on features,(e.g. limitation of allowing only one reoccurring subscription per user) by decreasing traditional marketing costs, increasing subscription costs, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.

We are subject to both Apple's and Google's standard terms and conditions for app developers, which govern the promotion, distribution and operation of our apps. Each platform has broad discretion to change and interpret its standard terms and conditions and other policies with respect to us and those changes may be unfavorable to us. For example, there is no assurance that Apple or Google will not limit or eliminate or otherwise interfere with the distribution of our apps, including our ability to make bug fixes or other feature updates or upgrades, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. If we violate, or if a platform provider believes we have violated, these terms and conditions (or if there is any change or deterioration in our relationship with these platform providers), the particular platform provider may discontinue or limit our access to that platform, which could prevent us from making our apps available to or otherwise from serving our mobile customers. Any limit or discontinuation of our access to any platform could adversely affect our business, financial condition or results of operations. In the past, Apple and Google have removed or have threatened to remove our apps from their Stores and we have had to modify those apps in order to regain acceptance or prevent removal. Both the review process itself and any necessary resubmissions to Apple or Google require a significant amount of resources and can cause delays in the availability of our products. If this recurs on a prolonged or frequent basis, or other similar issues arise that impact users’ ability to download or use our apps, we may owe some of our customers refunds and/or lose revenue, which would increase our expenses and lower our gross margins. Delay or failure to gain Apple's or Google's acceptance — and, therefore, availability in the App Store — could adversely affect our business, financial condition or results of operations.

Our revenue could be adversely affected if subscriptions cannot be automatically renewed.

We generally provide our premium memberships pursuant to one-month, three-month, six-month and twelve-month subscriptions, which are generally automatically renewed unless canceled by the subscriber. In each of the years ended December 31, 2022 and 2021, subscription revenue accounted for over 94% of our total revenue. Although we have historically experienced a high percentage of subscribers that choose an auto-renewal payment option, a significant portion of our members may choose not to do so in the future or we may encounter difficulties during the technical processing of the renewal of credit card processing due to, for instance, the expiration or blocking of the applicable credit card. We have taken steps to increase renewal rates by, for example, improving the auto-renewal success, but there can be no assurance that these efforts will remain successful in maintaining, or increasing renewal rates in the future.

Recent legislation in Germany and France has imposed additional obligations on providers of subscription services regarding the automatic renewal and cancellation of online subscriptions. Similar laws regulating subscription payments and limiting the use of auto-renewals have been adopted or are being considered in many U.S. states, as well as Canada. To the extent that we must reduce, eliminate, or change the use of auto-renewals in these or other markets, renewal rates may fall, potentially reducing the number of subscription users or revenue earned on renewals. Consequently, the growth of subscription revenue will depend significantly on attracting new subscription users, and this dependence could increase due to regulations concerning auto-renewal that are outside of our control. Any failure to maintain or improve the renewal rates of membership subscription users or to attract new subscription users could have a material adverse effect on results of operations.

Moreover, the EU's Payment Services Directive 2 (PSD2), which applies stringent rules for payments and credit card processing in the EU, requiring users to take additional security steps when paying online. PSD2 could have an adverse effect on the authorization level of users in EU countries and in particular, France.

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

Online scammers and other similar groups use our services and products to engage in illegal activities and it is likely that as more people use our services, these groups will increasingly seek to misuse our products. Although we invest significant resources to combat these activities, including suspending or terminating accounts we believe violate our guidelines, these groups continue to seek ways to act inappropriately and illegally on our services. Combating these groups requires our engineering and customer service teams to divert significant time and focus from improving our services. If such fraudulent accounts increase on our products, this could hurt our reputation, result in legal action and deter people from using our products.

In addition, it is possible that a user of our services could be physically, emotionally, or otherwise harmed by an individual that such user met through the use of one of our services. While we check profiles and monitor for fraudulent and inappropriate activity, we are not certain that the risk of harm posed by other individuals can be eliminated. If one or more of our users suffers or alleges to have suffered any such harm, we could experience negative publicity or legal action that could damage our reputation and our brands. Similar events affecting users of our competitors’ dating services could result in negative publicity for the dating industry, which could in turn negatively affect our business. Concerns about such harms and the use of dating services and social networking platforms for illegal conduct, such as romance scams and financial fraud, could produce future legislation or other governmental action that could require changes to our dating services, restrict or impose additional costs upon the conduct of our business generally, subject us to liability for user conduct or cause users to abandon our dating services.

From time-to-time we pursue acquisitions that entail significant execution, integration and operational risks.

From time-to-time we may pursue acquisitions, with the objective of creating a combined company that we believe can achieve increased cost savings and operating efficiencies through economies of scale, especially in the integration of administrative services. We may seek to make additional acquisitions in the future to increase our scale and profitability. We have consummated several acquisitions, including (i) the acquisition of Zoosk, Inc. in July 2019, pursuant to which Zoosk became a wholly owned subsidiary of Spark Networks; (ii) the merger of Affinitas and Spark Networks, Inc., a publicly listed Delaware corporation (“Spark”) and owner of the Jdate, Christian Mingle, and JSwipe platforms, among others in November 2, 2017, (iii) the acquisition of Samadhi, owner of the Attractive World in September 2016. We expose ourselves to operational and financial risks in connection with historical and future acquisitions if we are unable to:

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

Our success will depend on our continued ability to identify, hire, develop, motivate and retain highly skilled individuals.

The continued contributions of our senior management are especially critical to our success. In particular, the loss of Chelsea Grayson, our Chief Executive Officer ("CEO"), David Clark our Chief Financial Officer, and/or Frederic Beckley, our Chief Administrative Officer and General Counsel, could materially and adversely affect us. For a discussion of our senior management, see Item 10—Directors, Executive Officers and Corporate Governance included in PART III of this report. Our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to provide incentives to retain existing employees, particularly our senior management, we cannot assure that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

We have experienced frequent turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team or if any of the resulting vacancies cannot be filled with qualified replacements in a timely manner.

We have experienced turnover in our top executives and the replacement of these positions with new officers. In March 2022, we saw the departure of our Chief Legal Officer, Gitte Bendzulla and in December 2022, we saw the departure of our former Chief Executive Officer ("CEO"), Eric Eichmann and the appointment of our current CEO, Chelsea Grayson. In April 2022 we appointed Frederic Beckley as our new Chief General Counsel and Chief Administrative Officer.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of the date of the financial statements, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Principal conditions and events leading to this conclusion are that the Company has generated losses from operations, continued decline in revenues, incurred impairment charges to its Zoosk goodwill and intangible assets, cash outflows from operations and has a working capital deficiency. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 of this Annual Report on Form 10-K for additional information on our assessment of our ability to continue as a going concern. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to raise sufficient funds for our operations and continue as a going concern. In addition, cash forecasts and capital requirements are subject to change as a result of a variety of risks and uncertainties. Developments in and expenses associated with our commercialization activities and other research and development activities may consume capital resources earlier than planned. Due to these and other factors, forecasts for any periods in which we indicate that we expect to have sufficient resources to fund our operations, as well as any other operational or business projection we have disclosed, or may disclose, may not be achieved.

We previously identified and continue to identify material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluations and testing of internal control over financial reporting to allow management to report annually on the effectiveness of internal control over financial reporting. This assessment requires disclosure of any material weaknesses in our internal control over financial reporting identified by management. SOX 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Remediation efforts may not enable us to avoid a material weakness in the future.

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

Our brands are available in various international markets, including certain markets in which we have limited experience. As a result, we face additional risks in connection with our international operations.

Our brands are available worldwide, which exposes us to a number of additional risks, including:

•legal claims and compliance challenges caused by unfamiliarity with foreign laws, language and cultural differences;
•lack of staff experience in international markets;
•differing levels of social and technological acceptance of our dating services or lack of acceptance of them;
•competitive environments that favor local businesses;
•limitations on the level of intellectual property protection and;
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

We operate in various international markets, primarily in various jurisdictions within the EU, U.S. and other international locations, and as a result, are exposed to foreign exchange risk for the Euro ("EUR"), U.S. dollar ("USD"), Great British pound, Australian dollar and Canadian dollar, among others. We translate international revenue into USD-denominated operating results, so during periods of a strengthening USD, our non-USD revenue will be reduced when translated into USD. In addition, as foreign currency exchange rates fluctuate, the translation of international revenue into USD-denominated operating results affects the period-over-period comparability of such results. We face similar risks as a result of revenue earned in other currencies.

Fluctuating foreign exchange rates can also result in foreign currency exchange gains and losses. We do not intend to hedge any foreign currency exposures. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect future results of operations.

The ongoing COVID-19 pandemic has had, and may in the future have, an adverse effect on our business and results of operations.

The ongoing COVID-19 pandemic has resulted in and will likely continue to result to varying degrees in disruptions to the global economy, as well as businesses, supply chains and capital markets around the world. We are continuing to monitor and assess the ongoing effects of the COVID-19 pandemic on our operations in 2023.

We cannot at this time predict the full extent to which the COVID-19 pandemic will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, supply chain, and employee-related amounts, depends on future developments that continue to be uncertain, including as a result of new information that may emerge concerning new strains of the virus, the need for updated vaccines, the willingness of individuals to receive vaccines (including to protect against any new strains of the virus), and the actions taken to contain or treat the virus, including certain travel restrictions, as well as the economic impact on local, regional, national and international customers and markets.

Goodwill, intangible assets and other long-lived assets are subject to impairment risk.

We had $119.3 million of goodwill, $12.7 million of brands and trademarks and $0.6 million of other intangible assets as of December 31, 2022. We review the potential impairment of goodwill and indefinite-lived intangible assets at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable and test property, plant and equipment and other intangible assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. The Company has deposit accounts at SVB. The standard deposit insurance is up to $250,000 per depositor, per insured bank, for each account ownership category. As of March 10, 2023, the company had approximately $4.9 million in deposit accounts at SVB. On March 12, 2023, the U.S. Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. The Company withdrew the vast majority of its funds on deposit with SVB with an insignificant amount of funds remaining to settle certain fees. Thus, we do not view the risk as material to our financial condition. However, as the FDIC continues to address the situation with SVB and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

Risks related to Information Technology and Intellectual Property

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. In addition, we rely on a combination of laws, and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect our various intellectual property rights. For example, we have generally registered, and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate.

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

We operate in a market characterized by rapidly changing technologies, evolving industry standards, frequent new product and service announcements, enhancements and changing customer demands. Accordingly, our performance depends on our ability to adapt to rapidly changing technologies and industry standards, and the ability to continually improve the speed, performance, features, ease of use and reliability of services in response to both evolving demands of the marketplace and competitive service and product offerings. Our industry has been subject to constant innovation and competition. When one competitor introduces new features perceived as attractive to users, other competitors replicate such new features. There have also been subsequent enhancements on new features such as the ability to send videos and photos through instant messaging or customize user experience based on machine learning and artificial intelligence. Integration of new technologies into systems involves numerous technical challenges, substantial amounts of capital and personnel resources, and often takes many months to complete. . Given that we often rely on third-party service providers to help integrate new features, we may not always be able to effectively integrate new technologies into our websites and mobile applications on a timely basis or at all, which may degrade the responsiveness and speed of our websites and mobile applications. Such technologies, even if integrated, may not function as expected.

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

Our systems and infrastructure must perform well on a consistent basis in order for us to succeed. From time to time, we may experience system interruptions that make some or all of our systems or data unavailable and prevent our products from functioning properly for our users. Further, our systems and infrastructure are vulnerable to damage from fire, power loss, hardware and operating software errors, telecommunications failures and similar events. While we have backup systems in place for certain aspects of our operations, our systems and infrastructure are not fully redundant, disaster recovery planning cannot account for all eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products, tarnish our brands’ reputation and decrease demand for our products, any or all of which could adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers will not be able to access, or will have limited access to, the service.

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

We have been subject to cybersecurity incidents in the past and our industry is prone to cyberattacks by unauthorized third parties. Any actual or perceived security or privacy breach affecting us or our third-party service providers could interrupt our operations, adversely affect our reputation, brand, business, financial condition and subject us to legal inquiries, investigations, lawsuits, or other disciplinary actions by U.S. or foreign regulatory authorities.

Our business involves the collection, storage, processing, and transmission of personal data, including certain categories of sensitive personal data. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees and customers. An increasing number of organizations, including large online and off-line businesses, Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and other information security incidents, including cyberattacks, ransomware, computer viruses, worms, hacking, phishing, bot attacks or other destructive or disruptive software, distributed denial of service attacks, other attempts to misappropriate customer information, some of which have involved sophisticated and highly targeted attacks. We have previously experienced a data incident on Zoosk and cannot exclude that we will continue to experience these types of breaches, attacks, and other incidents. See Note 9 Commitments and Contingencies to our "Consolidated Financial Statements".

Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we or our service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy and security-related incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access into our systems or facilities, attempting to fraudulently induce our employees, users or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology, or "IT", systems, or attempting to fraudulently induce our employees, or others into manipulating payment information, resulting in the fraudulent transfer of funds to bad actors. Unauthorized parties may also seek to disrupt or disable our or our service providers’ services through attacks such as ransomware attacks. In addition, we or our service providers may be unable to identify, or may be significantly delayed in identifying, cyberattacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts.

Users could have vulnerabilities on their own devices that are entirely unrelated to our systems, but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. Certain efforts may be supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

Although we and our service providers have systems and processes that are designed to protect, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected our systems in the past and cannot guarantee complete security in the future. The IT and infrastructure used in our business and in the products of third parties we use may be vulnerable to cyberattacks or security breaches, and unauthorized third parties may be able to access data, including personal data and other sensitive and proprietary data of users, our employees’ personal data, or our other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach, or other security incident. Although we have policies restricting the access to the personal information we store, there is a risk that these policies may not be effective in all cases.

Any actual or perceived breach of privacy, or any actual or perceived security breach or other incidents, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of, data, result in fraudulent transfer of funds, harm our users, our reputation, brand, and competitive position, damage our relationships with third-party partners, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Further, any cyberattacks or actual or perceived security and privacy breaches and other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy and security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, is costly and diverts management’s attention, including the resulting business changes that may be required in settling or resolving such claims or litigation. We cannot be certain that our insurance coverage will be adequate for data handling or data security costs or liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.

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

We engage in a variety of activities designed to attract traffic to our various websites and mobile applications and convert visitors into members and paying subscribers. Our success in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our various websites and mobile applications and our oversight of such third parties to ensure that they are appropriately communicating with online users. Pursuant to these arrangements, third parties generally promote our services on their websites and mobile applications, through email campaigns, through radio and/or podcasts, and we pay them based on a variety of metrics (cost per registration, cost per one thousand impressions, a percentage of sales, etc.). Depending on how a third party communicates with online users via email, third party email service providers could treat such email campaign as spam, and ultimately limit our ability to communicate with our members and paying subscribers via email.

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

Our business depends, in part, on the growth and maintenance of the internet, and our ability to provide services to our members and paying subscribers may be limited by outages, interruptions and diminished capacity of the internet.

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

We depend on search engines, digital app stores and social media platforms, to market, distribute and monetize our products and services. Our subscribers and users engage with these platforms directly, and in the case of digital app stores, may be subject to requirements regarding the use of their payment systems for various transactions. As a result, these platforms may receive personal data about our users and subscribers that we would otherwise receive if we transacted with our users and subscribers directly. If these platforms limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected, our ability to identify and communicate with a meaningful portion of our user and subscriber bases may be adversely impacted. If so, our customer relationship management efforts, our ability to identify, target and reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts and our ability to develop and implement safety features, policies and procedures for certain of our products and services could be adversely affected. We cannot assure you that search engines, digital app stores and social media platforms upon which we rely will not limit, eliminate or otherwise interfere with our ability to access, collect and use personal data about our users and subscribers that they have collected. To the extent that any or all of them do so, our business, financial condition and results of operations could be adversely affected.

We are subject to a number of risks related to credit card payment transactions, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations.

In addition to purchases through the Apple App Store and the Google Play Store, we accept payment from our users primarily through credit card transactions and online payment service providers. While we use third parties to handle and process credit card transactions, we still face risks related to security breaches involving these third-party providers. For instance, a large breach at a third-party credit card processor could cause people to cancel their credit cards, which could affect our ability to process auto-renewals, which could materially adversely affect our business, financial condition and results of operations. In addition, breaches at third party processors could affect consumer confidence in us because consumers may not distinguish between us and the third party when informed of the breach. Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and remediation costs, or refusal by credit card processors to continue to process payments on our behalf. The occurrence of these or similar events could have a material adverse effect on our business, results of operations, and financial conditions.

Our use of “open source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services and subject us to possible litigation.

We use open source software in connection with a portion of our proprietary software and expect to continue to use open source software in the future. Under certain circumstances, some open source licenses require users of the licensed code to provide the user’s own proprietary source code to third parties upon request, or prohibit users from charging a fee to third parties in connection with the use of the user’s proprietary code. While we try to insulate our proprietary code from the effects of such open source license provisions, we cannot guarantee that we will be successful, or that all open source software is reviewed prior to use in our products. Accordingly, we may face claims from others challenging our use of open source software, claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed or distributed with such software. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs and. there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.

Increases in credit card processing fees and high chargeback costs could increase operating expenses and adversely affect results of operations, and an adverse change in, or the termination of, our relationship with any major credit card company could have a material adverse impact on our business.

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

The card networks, such as Visa, MasterCard, and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards. If we fail to comply with the rules and regulations adopted by the card networks, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards. Further, there is no guarantee that, even if we comply with the rules and regulations adopted by the card networks, we will be able to maintain our compliance. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the credit card data of customers or participants.

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

We regularly review metrics, including our Average Revenue Per User ("ARPU") and average paying subscribers metrics, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal Company data gathered on an analytics platform that we developed and operate and have not been validated by an independent third party. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such account. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology.

Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue.

Risks Relating to Our Indebtedness

Our substantial level of indebtedness could materially affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2022, we had $100.0 million total outstanding indebtedness. Our significant indebtedness, and indebtedness that we may incur in the future, could materially adversely affect our business by:

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
•making business decisions that we might not otherwise make in order to comply with the covenants in our Financing Agreement (defined below);
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•exposing us to the risk of increased interest rates as our borrowings are, and may in the future be, at variable interest rates.

The occurrence of any one of these events could have a material adverse effect on our business, results of operations, and financial condition, and ability to satisfy our obligations under our Financing Agreement (defined below)

Our ability to comply with the Financing Agreement (as defined below) is subject to our future performance and other factors.

On March 11, 2022, the Company entered into a Financing Agreement ( the "Financing Agreement" ) with Zoosk, Inc. and Spark Networks, Inc., the subsidiary guarantor party thereto, the lender party thereto, and MGG Investment Group LP ("MGG"), as administrative agent and collateral agent. The Financing Agreement provides for senior secured term loans with an aggregate principal amount of $100.0 million (collectively, the "Term Loan"). Substantially all of the Company's assets are pledged as collateral. The Financing Agreement was amended on August 5, 2022 and the amendment was further amended and restated on August 19, 2022. The Financing Agreement contains certain financial covenants including quarterly testing of a maximum leverage ratio and a minimum marketing efficiency ratio, an all-times testing of a minimum liquidity ratio, as well as a minimum marketing spending requirement. Additional covenants, among other things, limit our and our subsidiaries' abilities to:
•incur additional indebtedness;
•create or incur additional liens;

•engage in mergers or consolidations;
•sell or transfer assets;
•pay dividends and distributions on our and our subsidiaries’ capital stock;
•make share repurchases;
•make certain acquisitions and;
•engage in certain transactions with affiliates and change lines of business.

Our ability to comply with these covenants in the future is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. There can be no assurance that we will be able to maintain compliance with these covenants in the future. The breach of any of the debt covenants could result in an event of default under the Financing Agreement. Upon the occurrence of an event of default, the lenders could make an immediate demand of the amount outstanding under the agreement. If a default was to occur and such a demand was to be made, there can be no assurance that our assets would be sufficient to repay the indebtedness in full. If any of these events were to occur, our ability to fund our operations could be materially impaired.

If we experience a decline in cash flow, we could have difficulty paying interest and the principal amount of our outstanding indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our Facilities, or if we fail to comply with the various requirements of our indebtedness, we could default under the Financing Agreement. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under the agreement, a requirement that we and our subsidiaries that have guaranteed our indebtedness pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our indebtedness, including substantially all of our and our subsidiary guarantors’ assets. We cannot be certain that our future operating results will be sufficient to ensure compliance with the covenants in the Financing Agreement or that we could remedy any potential defaults under such agreement.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

•our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; and
•our future ability to borrow under our Financing Agreement, the availability of which will depend on, among other things, our complying with the covenants in the then-existing agreements governing our indebtedness.

There can be no assurance that our business will generate sufficient cash flow from operations, or that we will be able to draw under our Revolving Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs.

On December 31, 2022, we had cash and cash equivalents of $11.4 million. We may be in need of liquidity in the future. In such a scenario, we may be forced to curtail certain operations and may be unable to operate our business as we deem appropriate. Disruptions, uncertainty or volatility in the capital and credit markets, including as a result of geopolitical conditions, may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. In addition, the terms of future debt agreements could include more restrictive covenants, which could further restrict our business operations. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

The continued transition from LIBOR to an alternative reference rate may adversely affect our financial condition.

In 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published and will no longer be representative after June 30, 2023. This coincides with an announcement made by the ICE Benchmark Administration Limited indicating that it would have to cease publication of LIBOR tenors immediately after the last publication on June 30, 2023, as a result of not having access to necessary input data to calculate such LIBOR tenors. Therefore, the Federal Reserve, along with the Federal Deposit Insurance Corporation (“FDIC”) and Office of the Comptroller of the Currency issued supervisory guidance encouraging financial institutions to cease entering into new contracts that are indexed off U.S. dollar LIBOR by December 31, 2021. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2022, we have a Term Loan with a LIBOR-based variable interest rate and a maturity date on March 11, 2027. The Term Loan provides for alternate interest rate calculations if LIBOR is no longer widely available, including the SOFR. There can be no assurances as to what alternative interest rates may be and whether such interest rates, such as SOFR, will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition.

Risks Related to Government Regulation and Litigation

The varying and rapidly evolving regulatory frameworks on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the U.S., the EU and elsewhere, which involve matters that are core to our business, including, among others, data privacy and protection, consumer protection, online commerce, advertising, user liability, and general safety. There are numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of this kind of information, the scope of which are constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, as new laws of this nature are proposed and adopted. For example, the EU's the General Data Protection Regulation ("GDPR") isa comprehensive EU privacy and data protection legal framework, that applies to companies established in the EU or otherwise providing services or monitoring the behavior of people located in the EU and provides for significant penalties for non-compliance as well as a private right of action for individual claimants. GDPR will continue to be interpreted by EU data protection regulators, which may require us to make changes to our business practices and could generate additional risks and liabilities. Since Brexit, the UK's version of the GDPR (combining the GDPR and the Data Protection Act of 2018), exposes us to a different interpretation of the law by the UK Information Commissioner, as well as two parallel regimes for the protection of personal data, each of which authorizes similar fines and which may lead to potentially divergent enforcement actions. The EU is also considering updating its Privacy and Electronic Communications (so called “e-Privacy”) Directive, notably to amend rules on the use of cookies, electronic communications data and meta data, and direct electronic marketing.

In the U.S., multiple comprehensive data privacy laws have come or will come into effect. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA further amends and expands the requirements of the California Consumer Privacy Act ("CCPA"), bringing the California law in many respects closer to the EU's GDPR. Compliance with the CPRA, which came into full force on January 1, 2023, imposes additional burdens on us and thereby could adversely affect our business. Virginia also introduced a comprehensive data privacy law, and laws in Colorado, Connecticut and Utah will come into effect this year. At a national level in the U.S., Congress continues to deliberate a comprehensive federal privacy statute. Federal agencies such as the Federal Trade Commission (“FTC”) have also been ramping up its privacy enforcement activities, mounting notable enforcement actions and is currently crafting privacy and data security rules that could upend how companies use and disclose consumer data.

Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area (“EEA”). For example, in July 2020, the European Court of Justice ("ECJ") invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities that had self-certified under the Privacy Shield scheme. While the ECJ upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it noted that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty and increased the risk around our international operations. In March 2022, EU and U.S. leaders agreed in principle to replace the Privacy Shield data transfer framework, which should enable the freer flow of data transfers between the EEA and the US. However, additional costs may need to be incurred to implement necessary safeguards to comply with GDPR and potential new rules and restrictions on the flow of data across borders, which could increase the cost and complexity of conducting business in some markets and could adversely affect our financial results.

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

Lastly, compliance with the numerous laws in the countries in which we operate regarding privacy and the storage, sharing, use, processing, disclosure and protection of personal data could be costly, as well as result in delays in the development of new products and features as resources are allocated to these compliance projects, particularly as these laws become more comprehensive in scope, more commonplace and continue to evolve. In addition, the varying and rapidly evolving regulatory frameworks across jurisdictions have and may result in decisions to introduce products in certain jurisdictions but not others or to cease providing certain services or features to users located in certain jurisdictions. If these costs or other impacts are significant, our business, financial condition and results of operations could be adversely affected.

We may be liable as a result of information retrieved from or transmitted over the internet.

On our platforms we maintain personal user information, including user-to-user communications, and enable our users to share their personal information with each other in such communications. In some cases, we engage third party service providers to store this information. We have systems to protect the integrity of this information, but we have experienced and may experience in the future incidents and breaches of such information, and cannot guarantee that inadvertent or unauthorized use or disclosure of such user information will not occur. When such events occur, we may not be able to remedy them and may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization. If such incidents occurred, we may be subject to claims, including government enforcement actions or fines, sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or under other legal theories relating to information that is published or made available on our websites and mobile applications and the other sites or applications linked to us. These types of claims have been brought, sometimes successfully, against online services in the past. We could incur significant costs in investigating and defending such claims, even if we ultimately are not held liable. If any of these events occurs, our revenue could be materially adversely affected, or we could incur significant additional expense.

Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, website accessibility, online commerce, advertising, user privacy, data protection, intermediary liability, protection of minors, consumer protection, sex-trafficking, taxation, export controls, economic sanctions and securities law compliance. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny.

These U.S. federal, state, municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. For example, legislative changes in the U.S., at both the federal and state level, could impose new obligations in areas such as moderation of content posted on our platform by third parties, including with respect to requests for removal based on claims of copyright. Further, there are various Executive and Congressional efforts to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the U.S. could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. Relatedly, following such Executive and Congressional actions, more changes could be required to our products that would in turn restrict or impose additional costs upon the conduct of our business generally or cause users to abandon our products.

Foreign laws and regulations can impose different obligations or be more restrictive than those in the U.S. On November 16, 2022, the EU introduced the Digital Services Act (“DSA”), a package of legislation which goes into force in 2024 and imposes additional obligations on technology companies to ramp up content moderation, provide age or identity verification features, and improve overall safety and transparency. The UK will also likely pass its Online Safety Bill, which will have similar requirements to those provided in the DSA. The Online Safety Bill introduces criminal liability for senior managers of regulated entities if they fail to comply with certain child protection duties.

Concerns about harms and the use of dating products and social networking platforms for such illegal and harmful conduct have produced and could continue to produce future legislation or other governmental action. State Attorney Generals use their increasingly broader subpoena authorities and are taking increasing steps to review and, in some cases, launch broad investigations into consumer facing technology companies with a particular interest in companies offering online dating services. Government authorities may seek to restrict certain users’ access to our products if they consider such users to be in violation of laws or regulations or otherwise be a threat to public safety, as well as to impose obligations for us to use background checks on our platform, such removal and restriction of access may reduce our user growth and engagement. We have in the past been subject to such subpoena and/or investigation requests and have incurred significant costs to comply with the requests. If future legislation or governmental action is proposed or taken to address concerns regarding such harms, and if existing protections are limited or removed, we could continue to incur similar costs, and changes to our products may be necessary that could restrict or impose additional costs upon our business generally or cause users to abandon our products, which may in turn materially adversely affect our business, financial condition and results of operations.

We are subject to litigation and adverse outcomes in such litigation could have an adverse effect on our financial condition.

We are, and from time to time may become, subject to litigation and various legal proceedings, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws and other matters that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. In addition, we might be subject to potential class action suits or other collective proceedings in the U.S., Canada, the UK or Australia for possible violations of the consumer protections laws. The defense of these actions may be both time consuming and expensive. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any such legal proceedings could result in liability that, to the extent not covered by applicable insurance, could have an adverse effect on our business, financial condition and results of operations.

Failure to comply with the FCPA or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on Spark Networks’ business.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that our officers, board members, employees, agents and collaborators may take action determined to be in violation of such anti-corruption laws, including the FCPA, the UK Bribery Act of 2010 and the EU Anti-Corruption Act, as well as trade sanctions administered by the Office of Foreign Assets Control and the United States Department of Commerce. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties or curtailment of operations in certain jurisdictions and might adversely affect results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business.

Failure to comply with U.S. federal securities laws and regulations applicable to public companies could result in an adverse effect on our business.

As a U.S. reporting company, we incur significant legal, accounting and other expenses. Compliance with reporting and corporate governance obligations may require members of our management and finance and accounting staff to divert time and resources from other responsibilities to ensure these regulatory requirements are fulfilled and may increase legal, insurance and financial compliance costs. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, if we fail to comply with any significant rule or requirement associated with being a public company, such failure could result in the loss of investor confidence and could harm our reputation and cause the market price of our ADSs to decline.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies classified as "domestic filers" under the Exchange Act, particularly because we are no longer an emerging growth company, which could adversely affect our business, financial condition, and results of operations.

As of January 1, 2023, we are no longer an emerging growth company ("EGC"). Consequently, we will incur greater legal, accounting, finance, and other expenses than we incurred as a foreign private issuer.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for domestic filers, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

U.S. investors may have difficulty enforcing civil liabilities against us or members of our Administrative Board.

Certain of the members of the Administrative Board of the Company (the "Administrative Board") are non-residents of the U.S., and all or a substantial portion of the assets of such persons are located outside the U.S. As a result, it may not be possible, or may be very difficult, to serve process on such persons or the Company in the U.S., or to enforce judgments obtained in U.S. courts against them or the Company based on civil liability provisions of the securities laws of the U.S. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in Germany. An award for monetary damages under the United States securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered, but instead is intended to punish the defendant. The enforceability of any judgment in Germany will depend on the particular facts of the case as well as the laws and treaties in effect at the time. Litigation in Germany is also subject to rules of procedure that differ from the U.S. rules, including with respect to the taking and admissibility of evidence, the conduct of the proceedings and the allocation of costs. Proceedings in Germany would have to be conducted in the German language, and all documents submitted to the court would, in principle, have to be translated into German. For these reasons, it may be difficult for a U.S. investor to bring an original action in a German court predicated upon the civil liability provisions of the U.S. federal securities laws against Spark Networks and the members of our Administrative Board. The U.S. and Germany do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters, though recognition and enforcement of foreign judgments in Germany is possible in accordance with applicable German laws.

Changes in tax treatment of companies engaged in e-commerce could materially adversely affect the commercial use of our platforms and our business, financial condition and operating results.

Due to the global nature of the internet, it is possible that various countries and local jurisdictions might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the national and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised tax regulations may subject us or our customers to additional sales, income and other taxes. For example, certain jurisdictions have considered various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue. In June 2018, the U.S. Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, states now have the ability to adopt laws requiring taxpayers to collect and remit sales tax on a basis of economic nexus, even in states in which the taxpayer has no physical presence. Furthermore, there is risk that some jurisdictions, where we are or will be subject to VAT, may increase their local VAT rates on e-commerce services in order to recover economic costs of the ongoing pandemic. New or revised taxes and, in particular, sales taxes, value-added taxes and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of our services. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Risks Relating to the Spark Networks ADSs

You may experience dilution of your ownership interests because of the future issuance of additional ordinary shares, preferred stock or other securities that are convertible into or exercisable for such securities.

In the future, we may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of direct or indirect holders of our ordinary shares, including Spark Networks ADSs. We may issue additional ordinary shares or other securities that are convertible into or exercisable for our ordinary shares in connection with hiring or retaining employees, future acquisitions, future sales of securities for capital raising purposes, or for other business purposes. The future issuance of any such additional ordinary shares may create downward pressure on the trading price of our ADSs. We may need to raise additional capital in the near future to meet working capital needs, and there can be no assurance that we will not be required to issue additional ordinary shares in conjunction with these capital raising efforts. While stockholder approval will be needed to issue additional ordinary shares beyond those currently authorized, the approval does not have to authorize a specific use of the shares, and management will have broad discretion in determining how, when and for what purpose the shares should be issued. If existing stockholders or option holders sell, or indicate an intention to sell, substantial amounts of our ADSs (or our ordinary shares that can be deposited with our ADS Depositary in exchange for our ADSs) in the public market, the price of our ADSs could decline. The perception in the market that these sales may occur could also cause the price of our ADSs to decline.

There may be limited trading volume for our ADSs, which could reduce liquidity for the holders of our ADSs and may cause the price of our ADSs to be volatile, all of which may lead to losses by investors.

There may be limited trading volume for our ADSs on the Nasdaq, such that trading does not reach the level that enables holders of our ADSs to freely sell their ADSs in substantial quantities on an ongoing basis and thereby readily achieve liquidity for their investment. In addition, if there is limited trading volume, our ADSs may experience significant market price and volume fluctuations in the future, in response to factors such as announcements of developments related to us and our subsidiaries, announcements by our competitors, fluctuations in financial results and general conditions in the dating services industry.

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
•the mix of services that we provide, during any period, delays between our expenditures to develop and market new services and the generation of sales from those services and the related risk of obsolete services;
•changes in the amount that we spend to develop, acquire or license new services, technologies or businesses;
•changes in our expenditures to promote our services;
•success or failure of our research and development projects or our competitors;
•announcements of acquisitions by us or those of our competitors;
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

Your rights as a holder of ADSs representing ordinary shares of a German company organized as a European stock corporation may differ from your rights as a stockholder in a U.S. corporation.

We are organized as a European stock corporation (Societas Europaea, SE) under the laws of Germany. You should be aware that the rights of stockholders under German law differ in important respects from those of stockholders in a U.S. corporation.

These differences include, in particular:

•Under German law, certain important resolutions, including, for example, capital decreases, measures under the German Transformation Act (Umwandlungsgesetz), such as mergers, conversions and spin-offs, the issuance of convertible bonds or bonds with warrants attached, and the dissolution of the German stock corporation apart from insolvency and certain other proceedings, require the vote of a 75% majority of the capital present or represented at the relevant stockholders’ meeting. Therefore, the holder or holders of a blocking minority of 25% or, depending on the attendance level at the stockholders’ meeting, the holder or holders of a smaller percentage of the shares in a German stock corporation may be able to block any such votes, possibly to our detriment or the detriment of other stockholders.

•As a general rule under German law, in the case of a one-tier European stock corporation a stockholder has no direct recourse against the members of the administrative board and managing directors, in the event that it is alleged that they have breached their fiduciary duty of loyalty or duty of care to the corporation. Apart from insolvency or other special circumstances, only the European stock corporation itself has the right to claim damages from members of the board and executive officers. A European stock corporation may waive or settle these damages claims only if at least three years have passed and the stockholders approve the waiver or settlement at the stockholders’ meeting with a simple majority of the votes cast, provided that a minority holding, in the aggregate, 10% or more of the European stock corporation’s share capital does not have its opposition formally noted in the minutes maintained by a German civil law notary. For more information, we have provided summaries of relevant German corporation law and of our articles of association, which are available on our website.

Holders of our ADSs will not have the same voting rights as our stockholders, which may affect the value of our ADSs.

Holders of our ADSs will not be able to directly vote underlying our ordinary shares. Holders of our ADS may instruct our ADS Depositary how to vote the ordinary shares underlying their ADSs. If we ask it to, our ADS Depositary will send out information about stockholder meetings and solicit voting instructions and will try to carry out voting instructions it receives. However, we are not required to instruct our ADS Depositary to take action with respect to stockholder meetings. If we do not do so, holders of our ADSs can still send voting instructions to our ADS Depositary, and our ADS Depositary may try to carry out those instructions, but it is not required to do so. However, holders of our ADSs may not become aware of stockholder meetings if our ADS Depositary does not send out information. Even if our ADS Depositary does solicit voting instructions, holders of our ADSs may not receive the information in time. Because of these factors, holders of our ADSs may not be able to effectively exercise voting rights that they would have if they held our ordinary shares directly.

Our principal stockholders and management own a significant percentage of our ordinary shares and will be able to exert significant influence over matters subject to stockholder approval.

Members of the Administrative Board and holders of 5% or more of our ordinary shares beneficially own a majority of our ordinary shares (including our ordinary shares represented by our ADSs). Currently, our principal stockholders (those stockholders owning at least 5% of our ordinary shares) and management hold approximately 31% (excluding any shares underlying options) of our ordinary shares (which may be held in the form of our ADSs). These stockholders have significant influence over the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to influence the outcome of elections of members of Administrative Board, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may feel are in your best interest as a holder of our ADSs. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, as they may act in a manner that advances their best interests rather than those of other stockholders, including seeking a premium value for their ordinary shares, which might affect the prevailing market price for our ADSs.

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

Certain or all the holders of our ADSs may be unable to claim tax credits with respect to, or tax refunds to reduce German withholding tax applicable to the payment of dividends, or a dividend may be effectively taxed twice.

We do not anticipate paying dividends on our ADSs for the foreseeable future. As a German tax resident company, however, if we pay dividends, such dividends will be subject to German withholding tax. Currently, the applicable German withholding tax rate is 26.375% of the gross dividend. This German tax can be reduced to the applicable U.S.-Germany income tax treaty (“Treaty”) rate, which is generally 15%, if the applicable taxpayer is eligible for such Treaty rate and files an application containing a specific German tax certificate with the German Federal Central Tax Office (Bundeszentralamt für Steuern). If such a tax certificate cannot be delivered to our ADS holders due to applicable settlement mechanics or lack of information regarding our ADS holders, holders of our ADSs may be unable to benefit from the double tax treaty relief (including “Eligible United States Holders” as defined under the Treaty) and may be unable to file for a credit of such withholding tax in their jurisdiction of residence. Further, the payment made to our ADS holders equal to the net dividend may, under the tax law applicable to our ADS holders, qualify as taxable income that is in turn subject to withholding, which could mean that a dividend is effectively taxed twice. There can be no guarantee that the information delivery requirement can be satisfied in all cases, which could result in adverse tax consequences for affected ADS holders. Our ADS holders should note that the applicable interpretation circular (Besteuerung von American Depositary Receipts ("ADR") auf inländische Aktien) issued by the German Federal Ministry of Finance (Bundesministerium der Finanzen), dated May 24, 2013 (reference number IV C 1-S2204/12/10003) (the “ADR Tax Circular”), is not binding on German courts, and there is no certainty as to whether a German tax court will follow the ADR Tax Circular in determining the German tax treatment of our ADSs. In addition, the ADR Tax Circular does not include details on how an ADR program should be designed. If our ADSs are determined not to fall within the scope of application of the ADR Tax Circular, or a German tax court does not follow the ADR Tax Circular, and profit distributions made with respect to our ADSs are not treated as a dividend for German tax purposes, our ADS holders would not be entitled to a refund of any taxes withheld on the dividends under German tax law and profit distributions made with respect to our ADSs may be effectively taxed twice.

You may have less access to information about us and less opportunity to exercise your rights as a security holder if you hold our ADSs instead of our ordinary shares.

The rights and terms of our ADSs are designed to replicate, to the extent reasonably practicable, the rights attendant to our ordinary shares, for which there is no active trading market in the United States. However, because of certain aspects of German law, our Articles of Association and the terms of the Deposit Agreement under which our ADSs are issued, your rights as a holder of our ADSs will differ in various ways from a stockholder’s rights, and you may be affected in other ways, including:

•you may not be able to participate in rights offerings or dividend alternatives;
•the Deposit Agreement may be amended by us and our ADS Depositary, or may be terminated by us or our ADS Depositary, without your consent in a manner that could prejudice your rights; and
•the Deposit Agreement limits our obligations and liabilities and those of our ADS Depositary.

U.S. investors could suffer adverse tax consequences if we are characterized as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the gross average quarterly value of our assets is attributable to assets that produce passive income or are held for the production of passive income, we would be characterized as a PFIC for U.S. federal income tax purposes. If we are characterized as a PFIC, U.S. holders of our ordinary shares or ADSs may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares or ADSs treated as ordinary income, rather than capital gain. This characterization would result in the loss of the preferential rate applicable to dividends paid by us to individuals who are U.S. holders, and having interest charges apply to distributions by us and the proceeds of sales of our ADSs or shares.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.

Our principal administrative activities are located in our approximately 2,620 square meter leased facility in Berlin, Germany. We also lease additional office space in New York, Utah, and California in the U.S. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations. The leases for our facilities vary in dates and terms, with the main facility’s lease expiring on January 31, 2024.

We believe our facilities, including our planned expansions, are sufficient for our current needs.

Item 3. Legal Proceedings.

Refer to Note 9. Commitments and Contingencies to our “Consolidated Financial Statements,” which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s ADSs, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our ADSs are listed for trading on the Nasdaq under the symbol “LOV”.

As of March 22, 2023, the number of holders of record of our ADSs was 62. This number does not include beneficial owners whose ADSs are held in street name.

Dividends

We have not declared or paid any cash dividends on our ordinary shares since our inception. We do not plan to pay dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings, if any, for use in the operation of our business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors ("Board"), subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant, and subject to the restrictions contained in future financing instruments. Consequently, stockholders will need to sell our ADSs to realize a return on their investment, if any.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year 2022.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

No securities were authorized for issuance during 2022. Information pertaining to our outstanding Stock-based Compensation plan is in Note 11. Stock-based Compensation of the "Consolidated Financial Statements", and is incorporated by reference herein.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and consolidated results of operations should be read together with our Consolidated Financial Statements and accompanying notes, which are included in Part II. Item 8 of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” in Part I. Item 1A of this Annual Report.

Overview

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations. Since our inception, we have had 112 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

We will continue to expand our presence in North America through significant marketing investment in this region as we look to drive both organic growth of our existing brand portfolio and expansion through the launch of new or acquired brands. We intend to incorporate more social features in our products with content, community, and social discovery functionality to allow our users to meet in more informal ways and to provide new ways to date online. Our portfolio of strong brands positions us to deliver a superior user experience to our customers and drive long-term value to shareholders.

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

While we continue to grow our business, the Company has initiated an exploration of strategic alternatives since June of 2022. As part of this process, the Company is considering a wide range of options including a potential sale, merger or other strategic transaction, and continuing to operate as a public, independent company. As of the date that this Annual Report is issued, the review is still ongoing.

On March 11, 2022, the Company completed the successful refinancing of its existing term loan and revolving facility with borrowings under the Financing Agreement. The Financing Agreement was amended on August 5, 2022 and the amendment was further amended and restated on August 19, 2022 to, among other matters, revise certain financial covenants related to quarterly testing of the Company's leverage ratio. The refinance provided more covenant flexibility and allowed more resources to be invested into the business to drive growth. We believe that our current cash, cash flow from operations, and borrowing under the financing agreement will be sufficient to meet our anticipated cash needs for financial liabilities, capital expenditures and contractual obligations, for the next twelve months following the filing of this Annual Report.

We had $187.8 million revenue in fiscal year 2022 compared to $216.9 million in fiscal year 2021. The decrease in revenue was attributable to the decrease in the number of average paying subscribers of 7.3%, as well as the fluctuations of foreign exchange rates, strengthening the U.S. dollar's value against all major currencies. The net loss was $44.2 million in fiscal year 2022 compared to a net loss of $68.2 million in fiscal year 2021. The decrease in net loss was primarily due to trade name and goodwill impairment losses and income tax expense recognized in the prior year.

Foreign Currency Exchange and Inflation Risks

We operate our business in the U.S. and various markets outside the U.S., primarily in various jurisdictions within the EU, and as a result, are exposed to foreign exchange risk for the Euro, U.S. dollar, British pound, Australian dollar and Canadian dollar. Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. We translate revenue generated outside the U.S. (the "non-U.S. revenue") into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, such revenue will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of the non-U.S. revenue into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains or losses. For the year ended December 31, 2022, 31.4% of our total revenue was non-U.S. revenue. The average U.S. dollar versus Euro exchange rate was 12.5% higher in year 2022 compared to 2021. The strengthening of the U.S. dollar against other major currencies has partially led to the decreases in our total revenue for the current periods. Historically, we have not hedged any foreign currency exposures. If the U.S. dollar continues strengthening against the Euro and other foreign currencies that contributes to our revenue, our exposure to exchange rate fluctuations will increase, and as a result, such fluctuations could adversely affect our future results of operations.

Inflation has increased during the periods covered by this Annual Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in customer acquisition costs, interest rates and overhead costs may adversely affect our operating results. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the future, especially if inflation rates continue to rise.

COVID-19 Update

The global impact of the ongoing COVID-19 pandemic continued to evolve in 2022, and we continue to monitor the global situation and potential impact on our business. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for 2022 and 2021. However, there is still significant uncertainty as a result of the pandemic and its continuing potential to negatively impact the global economy. We are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

Average Paying Subscribers

Paying subscribers are defined as individuals who have paid a monthly fee for access to premium services, which include, among others, unlimited communication with other registered users, access to user profile pictures and enhanced search functionality. The average paying subscribers for each month are calculated as the sum of the paying subscribers at the beginning and the end of the month, divided by two. Average paying subscribers for periods longer than one month are calculated as the sum of the average paying subscribers for each month, divided by the number of months in such period.

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

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Year Ended December 31,
	2022	2021	Change	% Change
Registrations	12,050,537	13,146,834	(1,096,297)	(8.3)%
Average Paying Subscribers	811,268	874,922	(63,654)	(7.3)%
Total Monthly ARPU	$19.29	$20.66	$(1.37)	(6.6)%

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
Net Revenue	$187,763	$216,905	$(29,142)	(13.4)%
Direct Marketing	93,447	105,805	(12,358)	(11.7)%
Contribution	$94,316	$111,100	$(16,784)	(15.1)%

New members registered to our platforms in 2022 decreased by 1.1 million, or 8.3%, compared to 2021. Average paying subscribers in 2022 decreased by 0.1 million, or 7.3%, compared to 2021. The decrease was primarily driven by lower marketing spend.

Monthly ARPU for 2022 decreased by 6.6% compared to 2021. The decline in ARPU was primarily a result of currency fluctuations.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$187,763	$216,905	$(29,142)	(13.4)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	117,907	131,974	(14,067)	(10.7)%
Other operating expenses	56,536	59,408	(2,872)	(4.8)%
Depreciation and amortization	2,387	6,593	(4,206)	(63.8)%
Impairment of goodwill, intangible assets, and capitalized software	30,269	52,950	(22,681)	(42.8)%
Total operating costs and expenses	207,099	250,925	(43,826)	(17.5)%
Operating loss	(19,336)	(34,020)	14,684	(43.2)%
Other income (expense):
Interest expense	(16,432)	(13,453)	(2,979)	22.1%
Loss on foreign currency transactions	(2,031)	(2,918)	887	(30.4)%
Other income	601	634	(33)	(5.2)%
Total other expense, net	(17,862)	(15,737)	(2,125)	13.5%
Loss before income taxes	(37,198)	(49,757)	12,559	(25.2)%
Income tax expense	(6,992)	(18,398)	11,406	(62.0)%
Net loss	(44,190)	(68,155)	23,965	(35.2)%

Comparison of Fiscal Years Ended December 31, 2022 and December 31, 2021

Revenue

Revenue in 2022 decreased by $29.1 million, or 13.4%, compared to 2021. The decrease in revenue was attributable to the decrease in the number of average paying subscribers of 7.3%, as well as the fluctuations of foreign exchange rate as the U.S. dollar strengthened against all major currencies. In 2022, the Company recognized $2.5 million of revenue that had been included in the Company's deferred revenue balance related to the virtual currency that is held for longer than 12 months due to a change in accounting estimate. See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion of change in accounting estimate.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue in 2022 decreased by $14.1 million, or 10.7%, compared to 2021. The decreases were primarily due to the decline in marketing spend. Direct marketing costs in 2022 decreased by $12.4 million, or 11.7%, compared to 2021.

Other operating expenses

Other operating expenses consists primarily of costs for sales and marketing, customer service, technical operations and development, and corporate functions. These costs include personnel, technology platform and system costs, third-party service and professional fees, occupancy and other overhead costs. Other operating expenses in 2022 decreased by $2.9 million, or 4.8%, compared to 2021. The decreases were primarily driven by increased capitalization of personnel and freelancer costs related to new product initiatives, as well as decreases in technical operations and development software license and consulting costs. The decreases in other operating expenses were partially offset by an increase in sales and marketing expenses due to higher personnel costs driven by increased headcount, and higher software license and consulting costs.

Depreciation and amortization

Depreciation and amortization in 2022 decreased by $4.2 million, or 63.8%, compared to 2021. The decrease was primarily driven by the decrease in amortization of our customer relationships asset which was fully amortized in 2021.

Impairment

In 2022, the Company recorded a goodwill impairment charge of $15.4 million for the Zoosk reporting unit and an impairment charge of $14.8 million for the Zoosk trade name. In 2021, the Company recorded a goodwill impairment charge of $21.8 million for the Zoosk reporting unit and recognized a Zoosk trade name impairment charge of $25.4 million. See Note 5. Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements for further discussion of impairment.

Other income (expense)

Other expense, net, consist primarily of interest expense, foreign exchange gains and losses, and other related finance costs. Other expense, net, in 2022 increased by $2.1 million, or 13.5%, compared to 2021, primarily due to higher interest expense. The increase in interest expense was primarily related to the $4.0 million loss on extinguishment of debt in connection with the Blue Torch Term Loan Facility and Blue Torch Revolving Credit Facility during the quarter ended March 31, 2022. See Note 8. Debt in the Notes to the Consolidated Financial Statements for further discussion of the debt extinguishment. The increase in interest expense was partially offset by a $0.9 million decrease in losses on foreign currency transactions compared to 2021.

Income tax expense

Income tax expense in 2022 was $7.0 million compared to $18.4 million in 2021, which reflects an effective tax rate of (18.8)% and (37.0)%, respectively. The income tax provision in 2022 was primarily driven by change in the valuation allowance on German and U.S. Federal and State deferred tax assets, impairment of goodwill and the foreign tax rate differential. The provision for income taxes in 2021 was primarily driven by U.S. Federal and state taxes, change in the valuation allowance on Federal and state deferred tax assets and German net operating losses and interest carryforwards, and non-deductible German share-based compensation arrangements. See Note 3. Income Taxes in the Notes to the Consolidated Financial Statements for further discussion of income taxes.

Non-GAAP Financial Measures

We report our financial results in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance.

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

The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Net loss	$(44,190)	$(68,155)	$23,965	(35.2)%
Net interest expense	16,377	13,453	2,924	21.7%
Loss on foreign currency transactions	2,031	2,918	(887)	(30.4)%
Income tax expense	6,992	18,398	(11,406)	(62.0)%
Depreciation and amortization	2,387	6,593	(4,206)	(63.8)%
Impairment of goodwill, intangible assets, and capitalized software	30,269	52,950	(22,681)	(42.8)%
Stock-based compensation expense	1,536	2,725	(1,189)	(43.6)%
Other costs(1)	3,146	4,155	(1,009)	(24.3)%
Adjusted EBITDA	$18,548	$33,037	$(14,489)	(43.9)%
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

As of December 31, 2022, we had cash and cash equivalents of $11.4 million. The Company has generated losses from operations, incurred impairment charges to its Zoosk goodwill and intangible assets, and has a working capital deficiency. We have received a Forbearance Letter from our lender, MGG Investment Group LP, due to an Event of Default under our Financing Agreement. See Note 8. Debt in the Notes to the Consolidated Financial Statements for further discussion regarding the financing agreement with MGG. Management’s plans in regards to these matters are discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Net cash provided by (used in):
Operating activities	$(9,571)	$16,663	$(26,234)	(157.4)%
Investing activities	(2,502)	(1,086)	$(1,416)	130.4%
Financing activities	7,524	(19,920)	$27,444	(137.8)%
Net change in cash and cash equivalents and restricted cash	$(4,549)	$(4,343)	$(206)	4.7%

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as depreciation and amortization, impairment of goodwill and intangible assets, stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash used in operating activities in 2022 was $9.6 million, an increase of $26.3 million compared to $16.7 million of net cash provided by operating activities in 2021. The increase in cash outflows was primarily driven by a decrease in revenue, higher cash payments of income taxes, and an increase in payments to our vendors as a result of timing of payments.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, purchase of property and equipment.

Net cash used in investing activities in 2022 was $2.5 million, an increase of $1.4 million compared to $1.1 million in 2021. The increase was primarily due to additional capital expenditures on personnel and freelancers working on software development projects in 2022.

Financing Activities

Our cash flows from financing activities primarily include changes in debt.

Net cash provided by financing activities in 2022 was $7.5 million, an increase of $27.4 million compared to $19.9 million of net cash used in financing activities in 2021. Net cash provided by financing activities in 2022 included $97.8 million of net cash proceeds from the Term Loan, partially offset by the $85.6 million repayment of debt and the $0.9 million prepayment penalty under the then existing Blue Torch Term Loan Facility, as well as $3.5 million of transaction costs paid to third parties in connection with the Term Loan, and $0.3 million amendment fee paid in connection with the Amended and Restated Amendment No. 1 to the Financing Agreement dated August 19, 2022 (the "Amendment"). See Note 8. Debt in the Notes to the Consolidated Financial Statements for detail information. Net cash used in financing activities in 2021 included $19.4 million principal payments made on the Blue Torch Term Loan Facility and a $0.5 million fee paid in connection with the execution of the Limited Waiver under Loan Agreement in March 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2022, as defined in the rules and regulations of the SEC.

Seasonality

Historically, we have experienced higher operating profits in the second half of the year due to higher marketing expenses during the first six months of the year. Revenue is at similar levels during the first and second half of the year.

Recent Accounting Pronouncements

See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Income Taxes

Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized may differ from those recognized in our future financial statements based on a number of factors, including our decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and our success in supporting our filing positions with taxing authorities.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill and indefinite-lived intangible assets may be impaired. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform a quantitative assessment for impairment. Goodwill impairment testing is performed for the Spark and Zoosk reporting units.

During the third quarter of 2022, the Company lowered its financial expectations for the remainder of 2022 due to continued appreciation of the U.S. Dollar and a tougher economic environment causing a temporary slowdown in demand for our products. The slower increase in projected revenue, as well as the rising interest rate and the cost of capital constituted an interim triggering event during the third quarter of 2022. As a result, the Company performed an impairment analysis with regard to its goodwill and indefinite-lived intangible assets as of September 30, 2022. The goodwill impairment test concluded that the fair value of the Company's reporting units (Spark and Zoosk) exceeded their carrying amounts, and no goodwill impairment was recognized.

During the fourth quarter of 2022, the Company further lowered its financial expectations due to the continued difficulty in the economic environment explained above. Interest rates and cost of capital continued to rise in the fourth quarter. This constituted a triggering event, and as a result the Company performed an impairment analysis as of December 31, 2022 with regard to its goodwill and indefinite-lived intangible assets. The goodwill impairment test concluded that the fair value of the Spark reporting unit exceeded the carrying amount, and as a result, no goodwill impairment was recorded. For the Zoosk reporting unit, the fair value did not exceed the carrying value, and the Company recorded a goodwill impairment charge of $15.4 million. The methodology and assumptions utilized in the fair value calculations for indefinite-lived intangible assets is further explained below.

To determine the fair value of the reporting units, we considered, among other things, expectations of projected revenue and cash flows, assumptions impacting the discount rate, changes in our stock price and changes in the carrying amounts of our reporting units with goodwill. We also considered overall business conditions. Management judgment is involved in estimating variables, and they include inherent uncertainties since they are forecasting future events. Certain assumptions and estimates in our model are highly sensitive and include inherent uncertainties that are often interdependent and do not change in isolation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, then one or more of our reporting units might become impaired in the future.

We also utilize a fair value calculation to perform a quantitative assessment of indefinite-lived intangible assets, such as trade names, which are generally recorded and valued in connection with a business acquisition. We estimate the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future expected cash flows. Significant assumptions under the relief-from-royalty method include the royalty rate, projected revenue and the discount rate applied to the estimated cash flows. For the interim assessment for the quarter ended September 30, 2022 and the annual assessments in the fourth quarter of 2022, we performed a qualitative assessment for indefinite-lived intangibles related to Jdate and Christian Networks and a quantitative assessment for those related to Zoosk and recognized a Zoosk trade name impairment charge of $11.8 million and $3.0 million during the third and fourth quarter of 2022. We used a royalty rate of 3% and discount rate of 23%-27.5% to estimate the fair value of Zoosk trade name. For the interim assessment for the quarter ended June 30, 2021, we recorded an impairment charge of $10.3 million related to the Zoosk trade name. The royalty rate and discount rate used to estimate the fair value of the Zoosk trade name were 4% and 14.5%, respectively. As part of the Company's annual assessment during the quarter ended December 31, 2021, the Company recognized an additional impairment charge of $15.1 million for Zoosk, using a royalty rate of 4% and a discount rate of 21%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Administrative Board
Spark Networks SE
Berlin, Germany

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spark Networks SE (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2023 expressed an adverse opinion thereon.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continued declines in revenue, recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessments of Zoosk Reporting Unit’s Goodwill and Zoosk Trade Name

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated balances of goodwill and intangible assets were $119.3 million and $13.3 million, respectively, as of December 31, 2022. The Company assesses goodwill and other indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that such assets may be impaired. During the third and fourth quarters of 2022, triggering events were identified and management performed impairment assessments of the Zoosk reporting unit’s goodwill and Zoosk trade name and, as a result, recorded impairment of the Zoosk reporting unit goodwill of $15.4 million and impairment of the Zoosk trade name of $14.8 million for the year ended December 31, 2022. Management tests goodwill for impairment at the reporting unit level using a weighting of fair values derived from an income approach based on a discounted cash flow model and a market approach based on appropriate valuation multiples observed for the reporting unit's guideline public companies. Management estimates the fair value of the Zoosk trade name using an income approach, specifically the relief-from-royalty method.

We identified these impairment assessments of the Zoosk reporting unit’s goodwill and Zoosk trade name as a critical audit matter due to the subjectivity and complexity of management judgments in the revenue growth rates and discount rates used in the cash flow projections. Auditing the revenue growth rates and discount rates used by management in the cash flow projections involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the involvement of professionals with specialized skill or knowledge.

The primary procedures we performed to address this critical matter included:

•Evaluating the reasonableness of management’s revenue growth rate assumptions used in the cash flows projections by i) comparing revenue projections to prior period forecasts, historical revenues, internal and external communications made by the Company, and ii) obtaining publicly available industry and market information and comparing to the revenue projections, and considering whether these assumptions were consistent with evidence obtained in other areas of the audit.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in i) evaluating the appropriateness of the valuation methodologies used by management in these impairment assessments, ii) testing the source information underlying the determination of the discount rates, and iii) developing a range of independent estimates of discount rates and comparing those to the discount rates selected by management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, NY
March 31, 2023

Spark Networks SE
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,438	$16,141
Accounts receivable, net of allowance of $85 and $368, respectively	5,154	6,261
Prepaid expenses	3,514	3,201
Other current assets	1,557	1,085
Total current assets	21,663	26,688
Property and equipment, net	4,956	3,613
Goodwill	119,276	134,744
Intangible assets, net	13,299	29,369
Deferred tax assets	—	7,623
Other assets	5,183	7,764
Total assets	$164,377	$209,801
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Current portion of long-term debt	94,817	17,593
Accounts payable	6,487	11,474
Deferred revenue	28,085	36,973
Accrued expenses and other current liabilities	24,247	27,042
Total current liabilities	153,636	93,082
Long-term debt, net of current portion	—	64,531
Deferred tax liabilities	409	1,077
Other liabilities	17,118	18,418
Total liabilities	171,163	177,108
Commitments and Contingencies (Note 9)
Shareholders' (Deficit) Equity:
Common stock, €1.00 nominal value; 3,992,078 and 3,521,005 shares authorized as of December 31, 2022 and 2021, respectively; 2,661,386 shares issued; 2,623,820 and 2,617,397 shares outstanding as of December 31, 2022 and 2021, respectively	3,064	3,064
Treasury stock, at €1.00 nominal value; 37,566 and 43,989 shares as of December 31, 2022 and 2021, respectively	(42)	(48)
Additional paid-in capital	224,506	223,103
Accumulated deficit	(244,593)	(200,403)
Accumulated other comprehensive income	10,279	6,977
Total shareholders' (deficit) equity	(6,786)	32,693
Total liabilities and shareholders' (deficit) equity	$164,377	$209,801

The accompanying notes are an integral part of these consolidated financial statements.

    Spark Networks SE
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$187,763	$216,905
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	117,907	131,974
Other operating expenses	56,536	59,408
Depreciation and amortization	2,387	6,593
Impairment of goodwill, intangible assets, and capitalized software	30,269	52,950
Total operating costs and expenses	207,099	250,925
Operating loss	(19,336)	(34,020)
Other income (expense):
Interest expense	(16,432)	(13,453)
Loss on foreign currency transactions	(2,031)	(2,918)
Other income	601	634
Total other expense, net	(17,862)	(15,737)
Loss before income taxes	(37,198)	(49,757)
Income tax expense	(6,992)	(18,398)
Net loss	(44,190)	(68,155)
Other comprehensive income:
Foreign currency translation adjustment	3,302	3,681
Comprehensive loss	$(40,888)	$(64,474)

Loss per share:
Basic loss per share	$(16.87)	$(26.10)
Diluted loss per share	$(16.87)	$(26.10)

Weighted average shares outstanding:
Basic	2,619,174	2,610,873
Diluted	2,619,174	2,610,873

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Consolidated Statements of Shareholders' (Deficit) Equity
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' (deficit) equity
Balance at January 1, 2021	2,661,386	3,064	(55,697)	(61)	220,852	(132,248)	3,296	94,903
Stock-based compensation	—	—	—	—	2,725	—	—	2,725
Treasury stock issued pursuant to equity-based plans	—	—	11,708	13	(474)	—	—	(461)
Net loss	—	—	—	—	—	(68,155)	—	(68,155)
Foreign currency translation adjustments	—	—	—	—	—	—	3,681	3,681
Balance at December 31, 2021	2,661,386	3,064	(43,989)	(48)	223,103	(200,403)	6,977	32,693
Stock-based compensation	—	—	—	—	1,536	—	—	1,536
Treasury stock issued pursuant to equity-based plans	—	—	6,423	6	(133)	—	—	(127)
Net loss	—	—	—	—	—	(44,190)	—	(44,190)
Foreign currency translation adjustments	—	—	—	—	—	—	3,302	3,302
Balance at December 31, 2022	2,661,386	3,064	(37,566)	(42)	224,506	(244,593)	10,279	(6,786)

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(44,190)	$(68,155)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,387	6,593
Impairment of goodwill, intangible assets, and capitalized software	30,269	52,950
Unrealized loss on foreign currency transactions	2,166	2,835
Stock-based compensation expense	1,536	2,725
Amortization of debt issuance costs and accretion of debt discounts	2,477	4,125
Loss on extinguishment of debt	3,964	—
Deferred tax expense	6,233	15,341
Provision for credit losses	318	458
Non-cash lease expense	2,183	1,971
Change in operating assets and liabilities:
Accounts receivable	622	(1,381)
Prepaid expenses and other current assets	(952)	547
Other assets	287	337
Accounts payable, accrued expenses, and other current liabilities	(6,769)	(61)
Other liabilities	(2,407)	(1,877)
Deferred revenue	(7,695)	255
Net cash (used in) provided by operating activities	(9,571)	16,663
Capital expenditures	(2,502)	(1,086)
Net cash used in investing activities	(2,502)	(1,086)
Proceeds from debt, net of discount and issuance costs	97,750	—
Repayment of debt	(85,552)	(19,397)
Debt issuance costs paid to third parties	(3,531)	—
Payment of early extinguishment of debt charge	(893)	—
Payments directly related to debt	(250)	(523)
Net cash provided by (used in) financing activities	7,524	(19,920)

Net change in cash and cash equivalents and restricted cash	(4,549)	(4,343)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(161)	(495)
Net decrease in cash and cash equivalents and restricted cash	(4,710)	(4,838)
Cash and cash equivalents and restricted cash at beginning of period	16,279	21,117
Cash and cash equivalents and restricted cash at end of period	$11,569	$16,279

Supplemental disclosure of cash flow information:
Cash paid for interest including payment of early extinguishment of debt charges of $893 and $0, respectively	$10,814	$9,251
Cash paid for income taxes	$3,029	$114
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$169	$—
The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Spark Networks SE (“Spark Networks” or the “Company”) is a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations, including Zoosk, Inc. ("Zoosk"), EliteSingles, SilverSingles, Christian Mingle, Jdate and JSwipe, among others. The Company’s brands are tailored to quality dating with real users looking for love and companionship in a safe and comfortable environment. The Company is domiciled in Germany with significant corporate operations, including executive leadership, accounting and finance, located in the United States.

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The financial statements assume the Company will continue as a going concern.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Prior to January 1, 2023, the Company was an "emerging growth company", as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act" ), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBs Act" ), and took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. December 31, 2022, the last day of the fiscal year following the fifth anniversary of the Company’s initial public offering, was the Company's last day as an emerging growth company, and thereafter the Company is no longer exempt from the reporting requirements discussed above.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates and assumptions are required in the determination of: deferred tax asset valuation allowances, unrecognized tax benefits, and annual impairment testing of goodwill and indefinite-lived intangible assets. The Company evaluates its estimates and judgments on an ongoing basis based on historical experience, expectations of future events and various other factors that we believe to be reasonable under the circumstances and revises them when necessary. Actual results may differ from the original or revised estimates.

Change in Accounting Estimate

During the quarter ended September 30, 2022, the Company analyzed its virtual currency deferred revenue balance to determine the likelihood of redemption based on the actual redemption rate. Virtual currency is paid for upfront and is recorded as deferred revenue until the currency is redeemed, at which point the Company recognizes the revenue. The Company's analysis showed a likelihood of redemption of its virtual currency after 12 months of purchase is remote. Based on this analysis, starting in September 2022, the Company recognized revenue on a quarterly basis for all virtual currency that is held for longer than 12 months. This change is considered a change in accounting estimate in accordance with ASC 250 “Accounting Changes and Error Corrections”. The effect of the change in estimate increased the Company's revenue by $2.5 million, decreased the net loss by $2.3 million, and decreased both the basic and diluted loss per share by $0.87 for 2022.

Liquidity and Capital Resources

Going Concern

The Company's financial statements are prepared in accordance with U.S. GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Principal conditions and events leading to this conclusion are that the Company has generated losses from operations, continued decline in revenues, incurred impairment charges to its Zoosk goodwill and intangible assets, cash outflows from operations and has a working capital deficiency. Based on these conditions and events, we may not be able to comply with the covenants under the MGG Term Loan Agreement (see Note 8. Debt) over the next 12 months, specifically related to the maximum leverage ratio covenant. The Company plans to alleviate these conditions and events by implementing additional cost reduction measures to reduce our operating expenses and optimize our net working capital and profit.

On March 29, 2023, we entered into an Amendment and Forbearance Agreement with our lender, MGG Investment Group LP, due to not delivering financial statements accompanied by a report and an opinion that does not include any qualification, exception or explanatory paragraph expressing substantial doubt about the ability to continue as a going concern (“Event of Default”). Among other terms, this agreement contains terms that state during the forbearance period, defined as the date of the Agreement through the earlier of May 15, 2023 or upon the occurrence of a Termination Event (as defined in the Amendment and Forbearance Agreement), our lender agrees to forbear from exercising any of its remedies with respect to this Event of Default. Based on these facts and circumstances, we have reclassified the debt from long-term to current within the Consolidated Balance Sheets.

We have determined that our offshore earnings will be indefinitely reinvested outside of Germany. As a result, we have not recorded a deferred tax liability related to undistributed earnings of foreign subsidiaries as of December 31, 2022 and December 31, 2021. The Company will continue to evaluate its reinvestment policy on a quarterly basis and will adjust its deferred tax liability accordingly to the extent there is a change and adjustment is required. As of December 31, 2022, the amount of undistributed earnings was $18.5 million. Upon distribution of these earnings, we would be subject primarily to German income taxes and foreign withholding taxes. Assuming the indefinitely reinvested earnings were repatriated under the laws and rates applicable on December 31, 2022, the incremental taxes are estimated to be $1.2 million.

Foreign Currency Exchange and Inflation Risks

We operate our business in United States ("U.S.") and various markets outside the U.S., primarily in jurisdictions within the European Union ("EU"), and as a result, are exposed to foreign exchange risk for the Euro, U.S. dollar, British pound, Australian dollar and Canadian dollar. Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. We translate revenue generated outside the U.S. (the "non-U.S. revenue") into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, such revenue will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of the non-U.S. revenue into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains or losses. For the year ended December 31, 2022, 31.4% of our total revenue was non-U.S. revenue. The average U.S. dollar versus Euro exchange rate was 12.5% higher in year 2022 compared to prior year. The strengthening in U.S. dollar against other major currencies has partially resulted in the decreases in our total revenue for the current period. Historically, we have not hedged any foreign currency exposures. If the U.S. dollar continues strengthening against the Euro and other foreign currencies that our revenue is earned in, our exposure to exchange rate fluctuations will increase, and as a result, such fluctuations could adversely affect our future results of operations.

Inflation has increased in 2022 and is expected to continue to increase for the near future. Inflationary factors, such as increases in customer acquisition costs, interest rates and overhead costs may adversely affect our operating results. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation and we do not believe that inflation has had a material impact on our financial position or results of operations to date. We may experience some effect in the future, especially if inflation rates continue to rise.

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

The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified services. Whether the Company obtains control involve considering if it is primarily responsible for fulfillment of the promise and if it has latitude in establishing pricing and selecting suppliers, among other factors. Based on its evaluation of these factors, for revenue earned through certain mobile applications, including iOS and Android, the Company recognizes subscription revenue gross of the application processing fees primarily because the Company is the principal and has the contractual right to determine the price paid by the subscriber. The Company records the related application processing fees as cost of revenue, exclusive of depreciation and amortization, in the period incurred.

As subscriptions terms do not exceed one year, the Company applies the practical expedient for the recognition of incremental costs of obtaining a contract, and expenses them as incurred.

Revenue is also earned from virtual currency and advertising. Virtual currency may be redeemed by members and subscribers for certain premium features, delivery confirmation of messages, and virtual gifts. Virtual currency is paid upfront and is initially recorded as deferred revenue, and the Company records virtual currency revenue as it is redeemed. Effective September 30, 2022, the unredeemed virtual currency is now recognized into revenue when it is held for longer than 12 months. See Change in Accounting Estimate in this section for a detail discussion. Advertising revenues are derived primarily from sponsored links and display advertisements and is recognized when the ad is displayed, based on the number of clicks. For advertising revenue arrangements, we are the agent and recognize revenue on a net basis. Advertising and virtual currency revenues were each less than 4% of total revenues for all periods presented.

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization, consists primarily of direct marketing advertising expenses, compensation and other employee-related costs for personnel dedicated to maintaining the Company's data centers, data center expenses, credit card fees and mobile application processing fees. The Company incurs direct marketing advertising expenses in order to generate traffic to its websites and mobile applications. Direct marketing advertising expenses are directly attributable to the revenue the Company receives from its subscribers and consist of both online and offline marketing, particularly television and out-of-home advertising. Direct marketing advertising expenses are recognized as incurred and totaled $93.4 million and $105.8 million for 2022 and 2021, respectively.

Foreign Exchange

Financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. All assets and liabilities denominated in foreign currencies are translated into the U.S. dollar using the exchange rate in effect at the reporting date. Revenue and expenses are translated using average exchange rates during the period. Foreign currency translation adjustments are reflected in shareholders' (deficit) equity as a component of other comprehensive income (loss). Transaction gains and losses including intercompany balances denominated in a currency other than the functional currency of the entity involved are included in foreign exchange gain (loss) within other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.

Defined Contribution Plan

The Company maintains a 401(k) savings plan covering all U.S. employees. Participating employees may contribute a portion of their salary into the saving plan, subject to certain limitations. The Company matches 100.0% of each employee's contributions, up to a maximum of 4.0% of the employee's eligible earnings. The Company's matching contribution expense in 2022 and 2021 totaled $0.2 million and $0.1 million, respectively.

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

The Company estimates the fair value of each stock option grant using the capped-call Black-Scholes option pricing model, which requires management to make certain assumptions of future expectations based on historical and current data. The assumptions include the expected term of the stock option, expected volatility, dividend yield, and risk-free interest rate. The expected term represents the amount of time that options granted are expected to be outstanding, using the simplified method, as the Company's historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The simplified method deems the term to be the average of the time-to-vesting and contractual life of the stock-based awards. Expected volatility is estimated based on a combination of implied market volatilities, historical volatility of our stock price and other factors. The Company’s dividend yield is based on forecasted expected payments, which are expected to be zero, and the risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

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

Interest Expense

Interest expense primarily includes interest for the Company's long-term debt obligations and the amortization of deferred issuance costs and original issue discounts on debt.

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

As of December 31, 2022 and 2021, diluted loss per share excludes 1,455,490 and 988,180 potentially dilutive common shares, respectively, related to vested option awards, as their effect was anti-dilutive.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. The restricted cash represents cash held as a security deposit for one of our office leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$11,438	$16,141
Restricted cash included in other current assets	131	138
Total cash and cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$11,569	$16,279

Accounts Receivable, net

Accounts receivable is primarily comprised of credit card payments for subscription fees, pending collection from the credit card processors. The Company recognizes current estimated credit losses for accounts receivable, net. The allowance for credit losses reflects the Company's current estimate of credit losses expected to be incurred for an estimated amount of receivables that will not be collected. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses, including the historical losses. Historically, the Company has not experienced significant credit losses. The Company also monitors other risk factors and forward-looking information, such as country specific risks and default rates across bank cards in establishing and adjusting its allowance for credit losses. Accounts receivable are written off after all collection efforts have ceased. In the years ended December 31, 2022 and 2021, the Company recognized credit loss expense of $0.3 million and $0.5 million, respectively, which is included as a component of other operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.

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

Users primarily purchase our services through the Company's mobile app and desktop stores. Payments made through these stores are processed by third-party payment providers. At December 31, 2022, three payment providers accounted for approximately 28%, 41%, and 13%, respectively, of our accounts receivables, net. The comparable amounts at December 31, 2021 were 46% and 35%, and 3% respectively. Receivables from payment processors settle relatively quickly, and the Company has not experienced historical losses. Management monitors the creditworthiness of payment processors closely. The Company also maintains allowances to reserve for potential refunds or chargebacks issued to users. These amounts are based on historical evidence.

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

Goodwill

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the asset acquired, net of liabilities assumed. The impairment tests for goodwill are conducted at the reporting unit level, which is defined as an operating segment or one level below an operating segment, for which discrete financial information is regularly reviewed by the segment manager. For the years ended December 31, 2022 and 2021, the Company had two reporting units.

The fair value of the reporting units is determined using an income approach based on discounted cash flow ("DCF") model and a market approach based on appropriate valuation multiples observed for the reporting unit's guideline public companies. The fair value is estimated based upon a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions at a point in time. The DCF model incorporates a number of reporting unit specific market participant assumptions including future revenue growth rates and operating margins. The discount rates represent the weighted average cost of capital measuring the reporting unit's cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company's target capital structure. The discount rates applied also include adjustments to reflect management's assessment of a market participant's view concerning other risks associated with the projected cash flows of the individual reporting units. We validate our estimates of fair value determined using the income approach by considering the implied control premium to determine if the estimated enterprise value is appropriate compared to external market indicators. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative assessment for impairment is required. The Company may elect not to perform the qualitative assessment for some or all reporting units.

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

Definite-lived Intangible Assets

The Company's definite-lived intangible assets is primarily attributed to business combinations in previous years. Intangible assets with definite lives are amortized using the straight-line method over their estimated lives. The estimated lives of intangible assets for current and comparative periods are as follows:

•Brands and trademarks: 10 years
•Other intangible assets: 2 - 5 years

Impairment of Long-Lived Assets

Long-lived assets, which consist of right-of-use assets, property and equipment, and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed on a straight-line basis.

Leases

The Company leases office space in multiple locations under non-cancelable operating lease agreements. Operating right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represents the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of future minimum lease payments over the lease term at the commencement date, increased for any prepaid lease costs and reduced by any lease incentives. Leases with a lease term of 12 months or less at inception are not recorded within the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in the Consolidated Statements of Operations and Comprehensive Loss. The lease payments are discounted at the Company's incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of the Company's leases, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company elected to combine lease and non-lease components on all new or modified leases agreements, which are recognized on a straight-line basis over the term of the lease.

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

The Company's material financial instruments consist primarily of cash, accounts receivable, long-term debt, and accounts payable. The fair value of long-term debt was determined using observable inputs (Level 2). The carrying values of the Company's accounts receivable and accounts payable approximated fair values at December 31, 2022 and 2021, due to the short period of time to maturity or repayment. The Company's non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property and equipment are adjusted to fair value when an impairment is recognized.

Contingencies

The Company accrues for contingencies when the obligation is probable, and the amount can be reasonably estimated. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the consolidated financial statements. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the expiration of ASC 848 from December 31, 2022, to December 31, 2024. The Company currently has a Term Loan that accrues interest at a rate equal to LIBOR plus an applicable margin. The Term Loan agreement provides the Company an option to convert from LIBOR rate to an alternate reference rate. We will monitor the LIBOR deadline and work with lender on the conversion to an alternative reference rate. It is not expected that the adoption of this standard will have a material effect on our financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and the payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 will become effective for the fiscal year beginning January 1, 2023, including interim periods within the fiscal year. Early adoption of the amendments is permitted. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. It is not expected that the adoption of this standard will have a material effect on our financial statements.

Note 2. Revenue

For the years ended December 31, 2022 and 2021, revenue was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Subscription revenue	$177,435	$208,796
Virtual currency revenue	7,333	4,885
Advertising revenue	2,995	3,224
Total Revenue	$187,763	$216,905

Virtual currency revenue for the year ended December 31, 2022 included $2.5 million of revenue that had been previously included in the Company's deferred revenue balance that was held for longer than 12 months due to changes in estimates starting on September 30, 2022. See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion of change in accounting estimate.

Revenue disaggregated by geography, based on where the revenue is generated, consists of the following:

	Year Ended December 31,
(in thousands)	2022	2021
United States	$128,759	$141,973
Germany	1,084	1,468
Rest of world	57,920	73,464
Total Revenue	$187,763	$216,905

During the years ended December 31, 2022 and 2021, the Company recognized $37.0 million and $38.3 million of revenue that was included in the deferred revenue balances as of December 31, 2021 and December 31, 2020, respectively.

Note 3. Income Taxes

Income Tax Expense

For the years ended December 31, 2022 and 2021, the Company recorded income tax expense of $7.0 million and $18.4 million, respectively, which reflects an effective tax rate of (18.8)% and (37.0)%, respectively. The Company's income tax expense in 2022 was primarily driven by change in the valuation allowance on German and U.S. Federal and State deferred tax assets, impairment of goodwill and the foreign tax rate differential. The Company's income tax expense in 2021 was primarily driven by U.S. Federal and state taxes, change in the valuation allowance on Federal and state deferred tax assets and German net operating losses and interest carryforwards, and non-deductible German share-based compensation arrangements.

The components of the loss before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Germany	$(7,290)	$(5,852)
Foreign	(29,908)	(43,905)
Total	$(37,198)	$(49,757)

The components of the income tax expense (benefit) are as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Current tax expense:
Germany	721	2,260
Foreign	38	797
Total current tax expense	$759	$3,057

Deferred tax expense (benefit):
Germany	6,903	239
Foreign	(670)	15,102
Total deferred tax expense	$6,233	$15,341
Income tax expense	$6,992	$18,398

The statutory income tax rate of the Company is determined by the tax rate of Spark Networks SE, consisting of the German corporate income tax of 15.8%, including the solidarity surcharge, as well as the trade tax of 14.4%.

Reported income tax expense differed from the amounts computed by applying the combined German corporate and trade income tax rate of 30.2% in both 2022 and 2021 to loss before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Income tax (benefit) at statutory rate	$(11,225)	$(15,014)
Foreign tax rate differential	2,090	10,538
Impairment of goodwill	4,657	4,575
Change in valuation allowance	11,478	16,659
Share-based payment arrangements	469	832
Unrecognized tax benefits	(574)	255
Tax credits	—	340
Other	97	213
Income tax expense	$6,992	$18,398

Components of Deferred Tax Assets and Liabilities

Significant components of deferred tax assets (liabilities) are as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Property and equipment	$129	$49
Intangible assets	337	401
Accrued employee compensation and benefits	133	26
Deferred revenue	284	737
Lease liabilities	941	1,289
Interest expense carryforwards	7,573	4,567
Other	1,455	1,753
Capitalized research & development costs	637	—
Tax credit carryforwards	8,884	9,323
Tax loss carryforwards	35,625	38,018
Total deferred tax assets	55,998	56,163
Less: valuation allowance	(50,628)	(40,233)
Deferred tax assets, net of valuation allowance	5,370	15,930

Deferred tax liabilities:
Intangible assets	(3,399)	(7,013)
Right-of-use assets	(883)	(1,006)
Property and equipment	(695)	(356)
Other	(802)	(1,009)
Total deferred tax liabilities	(5,779)	(9,384)

Net deferred tax assets	$(409)	$6,546

At December 31, 2022, the Company had German and foreign net operating losses of approximately $109.2 million and $145.1 million, respectively. At December 31, 2021, the Company had German and foreign net operating losses of approximately $111.4 million and $155.0 million, respectively. The foreign net operating loss carryforward is made up of U.S. Federal and state and Israeli losses. The U.S. Federal net operating loss carryforward will expire beginning December 31, 2025 through December 31, 2037. The U.S. state net operating loss carryforward will expire beginning December 31, 2030 through December 31, 2040. The German and Israel net operating losses have an unlimited carryforward period. Of the total U.S. Federal net operating loss carryforward, $18.7 million will carry forward indefinitely.

The U.S. Internal Revenue Code ("IRC") of 1986, as amended, imposes substantial restrictions on the utilization of carryforwards in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of the Zoosk pre-acquisition portion of its net operating losses is limited annually pursuant to IRC Section 382 to $3.3 million. Furthermore, under current German tax laws, certain substantial changes in the Group’s ownership and business may further limit the amount of German net operating loss carryforwards, which could otherwise be utilized annually to offset future taxable income.

At December 31, 2022 and 2021, the Company has U.S. Federal and state tax credit carryforwards of approximately $13.1 million and $13.7 million, respectively, which primarily relate to Research and Development ("R&D") tax credits. These tax credits will expire beginning December 31, 2027 through December 31, 2039 for U.S. Federal purposes and December 31, 2023 through December 31, 2028 for U.S. state purposes. The U.S. state R&D tax credits of $6.4 million have an unlimited carryforward period.

Periodically, the Company considers both positive and negative evidence related to the likelihood of realization of its deferred tax assets to determine, based on the weight of available evidence, whether it is more likely-than-not that some or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company's valuation allowance on its U.S. Federal and state deferred tax assets was $25.8 million primarily related to net operating loss and tax credit carryforwards and $2.6 million related to Israel net deferred tax assets, primarily made up of cumulative loss carryforwards. As of December 31, 2021, the Company's valuation allowance on its U.S. Federal and state deferred tax assets was $23.8 million primarily related to net operating losses and tax credit carryforwards and $2.5 million related to Israel net deferred tax assets, primarily made up of cumulative loss carryforwards. As of December 31, 2022, the Company has a valuation allowance on all of its Federal, state, and Israel deferred tax assets with the exception of $0.4 million which could be offset against deferred tax payables. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more-likely-than-not that these U.S. assets will not be realized. The U.S. valuation allowance increased by $2.0 million during 2022 which was primarily due to establishing an additional valuation allowance on certain Federal deferred tax assets. The change was as a result of increases in U.S. deferred tax assets for which there existed uncertainty about our future ability to fully utilize the assets.

In addition, as of December 31, 2022 and 2021, management determined that a valuation allowance of $22.3 million and $13.9 million, respectively, was required for certain German deferred tax assets that are not more-likely-than-not to be realized due to the negative evidence which outweighed the positive evidence. The $8.4 million increase in the valuation allowance during 2022 is primarily due to the going concern opinion.

The Company has determined that its offshore earnings will be indefinitely reinvested outside of Germany. As a result, the Company has not recorded a deferred tax liability related to undistributed earnings of foreign subsidiaries as of December 31, 2022 and December 31, 2021. The Company will continue to evaluate its reinvestment policy on a quarterly basis and will adjust its deferred tax liability accordingly to the extent there is a change and adjustment is required. As of December 31, 2022, the amount of undistributed earnings was $18.5 million. Upon distribution of these earnings, we would be subject primarily to German income taxes and foreign withholding taxes. Assuming the indefinitely reinvested earnings were repatriated under the laws and rates applicable at December 31, 2022, the incremental taxes are estimated to be $1.2 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Balance at the beginning of the year	$4,731	$4,593
Increases for current year tax positions	276	242
Increases (decreases) for prior year tax positions	—	(104)
Statute of limitation expirations	(498)	—
Settlements with taxing authorities	—	—
Balance at the end of the year	$4,509	$4,731

As of December 31, 2022 and 2021, the Company has $4.5 million and $4.7 million of unrecognized tax benefits, respectively. As of December 31, 2022 and 2021, the Company has recognized $0.8 million and $0.7 million of interest and penalties respectively. The Company recognized an increase to interest and penalties of $0.1 million. Of the $4.5 million of unrecognized tax benefits as of December 31, 2022, $0.4 million would impact the effective tax rate if recognized. The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of income tax expense.

The Company is subject to income taxes in Germany and multiple other foreign jurisdictions. The Company remains subject to examination in Germany for years beginning with the 2016 tax year. U.S. Federal income tax returns of the Company are subject to IRS examination for years beginning with the 2019 tax year. U.S. state income tax returns are subject to examination beginning with the 2018 tax year. The Company is subject to examination in Israel beginning with the 2018 tax year and in France beginning with the 2015 tax year.

As a matter of course, the Company may be audited by Germany, U.S. Federal, U.S. state, Israel, France, the U.K. and other foreign jurisdictions within which it operates. From time to time, these audits result in proposed assessments. The Company was notified during 2020 that the Israeli tax authorities were auditing Spark Networks Ltd. for the tax years 2018-2019. There is minimal activity in the entity and, while we do not expect adverse findings, any potential finding would result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. The Company was notified that the German tax authorities are auditing Spark SE for the tax years 2017-2018, as well as Spark GmbH for the tax years 2016-2018. In the fourth quarter of 2022 we received draft reports from the German tax authorities and we are not expecting any material assessment.

Based on the current status of Germany, U.S. Federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

On August 16, 2022 the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and healthcare. Among other provisions, the IRA introduces a book minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The Company does not anticipate that these tax provisions will have a material impact on our results of operations or financial condition, when such provisions become effective.

Note 4. Property and Equipment

Property and equipment consists of the following as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Office and other equipment	$2,595	$2,526
Leasehold improvements	390	344
Internally developed software	5,722	3,633
Purchased software	1,031	1,108
Total	9,738	7,611
Less: Accumulated depreciation	(4,782)	(3,998)
Property and equipment, net	$4,956	$3,613

Depreciation expense was $1.1 million and $2.4 million for the years ended December 31, 2022 and 2021.

The Company capitalized $2.3 million and $0.7 million of internally developed software costs for the years ended December 31, 2022 and 2021.

The Company performed its annual review of internally developed software for the years ended December 31, 2022 and 2021, and determined to abandon various software development projects that the Company concluded were no longer a current strategic fit based on new product initiatives and focus areas for the organization. For the year ended 2021, the Company wrote-off internally developed software with a cost of $8.4 million and accumulated depreciation of $2.6 million, and recognized an impairment charge of $5.8 million. The amount for 2022 was insignificant.

Property and equipment, net disaggregated by geography, consists of the following as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
United States	$1,435	$742
Germany	3,521	2,871
Total property and equipment, net	$4,956	$3,613

Note 5. Goodwill and Intangible Assets

Goodwill

The Company completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. The fair value of the reporting units was determined using a combination of an income based approach based on a present value cash flow model and a market approach based on appropriate valuation multiples observed for the reporting unit's guideline public companies. For the fiscal year 2022, the Company identified impairment triggering events during the third and fourth quarters.

During the third quarter of 2022, the Company lowered its financial expectations for the remainder of 2022 due to continued appreciation of the U.S. Dollar and a tougher economic environment causing a temporary slowdown in demand for our products. The slower increase in projected revenue, as well as the rising interest rate and the cost of capital constituted an interim triggering event during the third quarter of 2022. As a result, the Company performed an impairment analysis with regard to its goodwill and indefinite-lived intangible assets as of September 30, 2022. The goodwill impairment test concluded that the fair value of the Company's reporting units (Spark and Zoosk) exceeded their carrying amounts, and no goodwill impairment was recognized.

During the fourth quarter of 2022, the Company further lowered its financial expectations due to the continued difficulty in the economic environment explained above. Interest rates and cost of capital continued to rise in the fourth quarter. This constituted a triggering event, and as a result the Company performed an impairment analysis as of December 31, 2022 with regard to its goodwill and indefinite-lived intangible assets. The goodwill impairment test concluded that the fair value of the Spark reporting unit exceeded the carrying amounts, and no goodwill impairment was recognized. Goodwill assigned to the Spark reporting unit was $24.4 million. For the Zoosk reporting unit, the fair value did not exceed the carrying value, and the Company recorded a goodwill impairment charge of $15.4 million. Impairment charges were recognized for indefinite-lived intangible assets related to the Zoosk trade name are further explained in the section below.

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

The following table summarizes the changes in the carrying amount of goodwill for the periods indicated:

(in thousands)
Balance as of January 1, 2022	$134,744
Impairment charges	(15,433)
Impact of currency translation	(35)
Balance as of December 31, 2022	$119,276

Balance as of January 1, 2021	$156,582
Impairment charges	(21,786)
Impact of currency translation	(52)
Balance as of December 31, 2021	$134,744

The total accumulated impairment loss of the Company's goodwill as of December 31, 2022 and 2021 was $99.9 million and $84.5 million, respectively.

Intangible Assets

Intangible assets consists of the following as of December 31, 2022 and 2021:

		December 31, 2022
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(51,151)	$—	$—	$12,649
Long-lived intangible assets:
Brands and trademarks	3.8	86	—	(58)	(2)	26
Acquired technology	0.5	5,910	—	(5,286)	—	624
Customer relationships	0.0	10,780	—	(10,780)	—	—
Licenses and domains	0.0	205	—	(204)	(1)	—
Other	0.0	470	—	(470)	—	—
Total intangible assets	4.3	$81,251	$(51,151)	$(16,798)	$(3)	$13,299

		December 31, 2021
(in thousands)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks		$63,800	$(36,360)	$—	$—	$27,440
Long-lived intangible assets:
Brands and trademarks	0.1	86	—	(50)	—	36
Acquired technology	1.5	5,910	—	(4,039)	—	1,871
Customer relationships	0.0	10,780	—	(10,780)	—	—
Licenses and domains	0.0	205	—	(183)	—	22
Other	0.0	470	—	(470)	—	—
Total intangible assets	1.6	$81,251	$(36,360)	$(15,522)	$—	$29,369

During the third and fourth quarter of 2022, the Company recognized impairment charges of $11.8 million and $3.0 million, respectively, related to the Zoosk indefinite-lived trade name that resulted from the slower increase in projected revenue and higher weighted average cost of capital. The Company estimated the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. The Company used a royalty rate of 3% and weighted average cost of capital of 23%-27.5% to estimate the fair value of Zoosk trade name.

For the interim assessment for the quarter ended June 30, 2021, the Company recognized a Zoosk trade name impairment charge of $10.3 million. The royalty rate and weighted average cost of capital used to estimate the fair value of Zoosk trade name was 4% and 14.5%, respectively. As part of the Company's annual assessment during the quarter ended December 31, 2021, the Company recognized an additional impairment charge of $15.1 million for Zoosk using a royalty rate of 4% and a discount rate of 21%.

Amortization expense for the years ended December 31, 2022 and 2021 was $1.3 million and $4.2 million, respectively.

At December 31, 2022, amortization of long-lived intangible assets for each of the next five years is estimated to be as follows:

(in thousands)	Amortization Expense
2023	$632
2024	8
2025	8
2026	2
2027	—

Note 6. Leases

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

The following table summarizes the classification of operating lease right-of-use assets and liabilities in the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Assets
Right-of-use assets	$3,609	$5,911

Liabilities
Short-term:
Current lease liabilities	$2,422	$2,325
Long-term:
Non-current lease liabilities	1,416	3,887
Total lease liabilities	$3,838	$6,212

Right-of-use assets are included in Other assets, and Current lease liabilities and Non-current lease liabilities are included in Accrued expenses and other current liabilities and Other liabilities, respectively, in the Consolidated Balance Sheets.

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021
Operating lease expense	$2,382	$2,237
Short-term lease expense	174	138
Variable lease expense	255	46
Sublease income	(1,956)	(1,956)
Total net lease expense	$855	$465

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021
Operating cash flow information:
Cash paid for operating leases	$2,441	$2,170
Cash received from sublease	$1,794	$1,905
Non-cash activity:
Right-of-use assets and lease liabilities recognized in lease modification	$—	$1,626

The weighted average remaining term for our leases as of December 31, 2022 and 2021 was 1.6 years and 2.6 years, respectively. The weighted average discount rate for our leases as of December 31, 2022 and 2021 was 4.1% and 4.0%, respectively.

At December 31, 2022, the future minimum lease payments under our operating lease liabilities are as follows:

Year Ending December 31,	(in thousands)
2023	$2,529
2024	1,438
Total lease payments	3,967
Less: Interest	(129)
Present value of lease liabilities	$3,838

Non-cancellable sublease proceeds with future minimum rental receipts as of December 31, 2022 totaling $3.7 million has not been deducted from the future minimum payments.

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Accrued advertising	$6,257	$6,483
Accrued employee compensation and benefits	1,614	1,487
Accrued professional fees	944	835
Accrued service providers	1,501	1,806
Accrued value-added, sales, and other non-income-based taxes	9,078	8,837
Current portion of income tax payable	1,812	3,733
Current portion of lease liabilities	2,422	2,325
Other	619	1,536
Accrued expenses and other current liabilities	$24,247	$27,042

Other liabilities consist of the following as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Deferred payment to Zoosk's shareholders	$12,716	$11,545
Lease liabilities, less current portion	1,416	3,887
Sublease security deposit	1,038	1,038
Other	1,948	1,948
Other liabilities	$17,118	$18,418

Note 8. Debt

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

The Financing Agreement requires the following financial covenants to be maintained: (i) subject to changes set forth in the Amendment, quarterly leverage ratio no greater than 4.50 to 1.00 for the quarter ended June 30, 2022, 4.25 to 1.00 through June 30, 2023, 3.75 to 1.00 through June 30, 2024, 3.25 to 1.00 through June 30, 2025, 2.75 to 1.00 through June 30, 2026 and 2.25 to 1.00 through the maturity date of the loan; (ii) marketing efficiency ratio to be less than 1.36 to 1.00 for the quarter ended June 30, 2022 through the maturity date of the loan; and (iii) minimum liquidity of $5.0 million at any time. In addition, the Financing Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company and its subsidiaries' ability to: incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make share repurchases, make certain acquisitions, engage in certain transactions with affiliates and change lines of business.

On August 5, 2022, the Company entered into an amendment to the Financing Agreement, as amended and restated by that certain Amended and Restated Amendment No. 1 to the Financing Agreement dated as of August 19, 2022 (the "Amendment"). The Amendment revised certain financial covenants associated with the quarterly leverage ratio and requires the Company to maintain quarterly leverage ratio no greater than 6.50 to 1.00 through December 31, 2022, and 6.25 to 1.00 for the quarter ending March 31, 2023. The remaining quarterly leverage ratio did not change. The Amendment also requires the Company's minimum marketing spend for the twelve consecutive month period ending at the end of each fiscal quarter, commencing with the fiscal quarter ended December 31, 2022, not to be less than $80.0 million. In connection with the Amendment, the Company paid a $0.3 million amendment fee during August 2022, which will be amortized as interest expense over the remaining life of the loan.

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

The issuance of an opinion with an explanatory paragraph expressing substantial doubt about the ability of the Company and its Subsidiaries to continue as a going concern caused the Company to fail to comply with Section 7.01(a) under the Financing Agreement, which constitutes an Event of Default. See Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further discussion. As of December 31, 2022, we were in compliance with all other covenants.

Termination of Blue Torch Term Loan Facility and Blue Torch Revolving Credit Facility

During the quarter ended March 31, 2022, the Company used funds borrowed under the Financing Agreement to pay off the outstanding balance of the debt under the existing Blue Torch term loan facility (the "Blue Torch Term Loan Facility") with a principal amount of $85.6 million, and the amortized cost basis of $82.1 million as of December 31, 2021. The Company terminated the Blue Torch Loan Facility and recognized a loss on extinguishment of debt of $3.9 million, which is comprised of $3.0 million of unamortized debt issuance cost offset by the debt discount with the Blue Torch Term Loan Facility, and a prepayment penalty of $0.9 million. The loss on extinguishment of debt is included in the Interest expense on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended December 31, 2022.

Additionally, the Company terminated the existing Blue Torch revolving credit facility (the "Blue Torch Revolving Credit Facility") and recognized a loss on extinguishment of debt of $0.1 million during the quarter ended March 31, 2022 for unamortized transaction costs and upfront fees related to the Blue Torch Revolving Credit Facility, which was included in Interest expense in the Company's Consolidated Statement of Operations and Comprehensive Loss for the fiscal year ended December 31, 2022. There was no outstanding debt under the Blue Torch Revolving Credit Facility at the time of termination.

Long-term Debt Maturities:

The following tables shows the outstanding debt with maturities in years at December 31, 2022 and 2021:

Years Ended December 31,	December 31, 2022	December 31, 2021
Borrowing under the Blue Torch Term Loan Facility	$—	$85,552
MGG Term Loan:
Due 2023	100,000	—
Due 2024	—	—
Due 2025	—	—
Due 2026	—	—
Due 2027	—	—
Total	$100,000	$85,552
Less: current portion of long-term debt	(94,817)	(17,593)
Unamortized discount	(1,927)	(1,430)
Unamortized debt issuance costs	(3,256)	(1,998)
Total long-term debt, net	$—	$64,531
Effective interest rate	12.6%	11.8%

Note 9. Commitments and Contingencies

Commitments

The following table summarizes the Company's future payments related to contractual obligations as of December 31, 2022:

(in thousands)
Less than one year	$9,303
Between one and five years	12,825
More than five years	149
Total	$22,277

The Company has non-cancellable contractual obligations consisting of contracts with cloud-based web service providers, technical and marketing service providers, as well a contractual obligation of $2.6 million related to estimated future interest to be paid on the deferred payment to Zoosk's shareholders. The Company does not have significant renewal or purchase options.

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

Cybersecurity Matters

On July 22, 2020, a putative class action was filed against the Company and Zoosk in the U.S. District Court for the Northern District of California by individuals claiming to be Zoosk users whose information was affected by the 2020 security incident disclosed by Zoosk. The complaint, as subsequently amended, asserts that by reason of the Zoosk security incident Spark and Zoosk violated the California Consumer Privacy Act ("CCPA"), the California Unfair Competition Law ("UCL"), and common-law obligations. Based on these assertions, the complaint seeks statutory damages, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. On December 14, 2020, plaintiffs voluntarily withdrew their claim under the CCPA. On January 30, 2021, the district court granted in part, and denied in part, Zoosk's motion to dismiss the remainder of the complaint for failure to state a claim by dismissing the UCL claim, but allowing the common-law claim to go forward. The court held in abeyance the Company's motion to dismiss itself on jurisdictional grounds and for failure to state a claim. The court granted plaintiffs limited jurisdictional discovery as to the Company. Zoosk answered the portion of the complaint that asserts the one remaining common-law claim by denying its material allegations and asserting a number of affirmative defenses. The court stayed the case pending resolution of the jurisdictional discovery. On May 6, 2021, plaintiffs voluntarily dismissed the Company from the case and the stay was lifted. On July 28, 2021, plaintiffs filed a second amended complaint re-alleging the UCL claim on behalf of a subclass. The court granted Zoosk’s motion to dismiss that amended claim on October 5, 2021. On October 28, 2021, plaintiffs sought leave to file a third amended complaint that re-alleges a UCL claim. Following briefing and oral argument, the court granted plaintiffs’ motion for leave to file an amended complaint as to one theory of UCL liability and ordered plaintiffs either file the third amended complaint or seek leave to file a fourth amended complaint by February 17, 2022. Plaintiffs filed a third amended complaint, then sought leave to file a fourth amended complaint to substitute one of the two named plaintiffs. On March 31 2022, the court granted Zoosk’s motion to dismiss with prejudice one named plaintiff for failure to prosecute. The court also granted Plaintiffs’ motion to substitute the dismissed plaintiff with a new plaintiff but ordered Plaintiffs to reimburse Zoosk for reasonable costs and attorney fees incurred in connection with the dismissed named plaintiff. Fact discovery concluded on April 29, 2022 except as to discovery from the new named plaintiff, and the parties are engaged in expert discovery. The parties have submitted a proposed order to the court setting the deadline for plaintiffs’ motion for class certification on May 20, 2022 and trial in late 2022. On July 27, 2022, the U.S. District Court for the Northern District of California denied the plaintiff's move for class certification due to the valid class action waiver the plaintiff agreed to in Zoosk's Terms of Use (the "TOU"). The parties reached a confidential settlement agreement on September 6, 2022 and the plaintiffs dismissed the class action with prejudice on September 8, 2022. The settlement did not have any material impact to the Company’s consolidated financial position.

Separately, a group of lawyers that is different from those who filed the putative class action described above filed 77 separate arbitration demands against Zoosk in the Judicial Arbitration and Mediation Services, Inc. ("JAMS") arbitration forum. That same counsel subsequently filed three more substantially identical arbitration demands with JAMS and identified to Zoosk an additional 1,370 claimants on whose behalf such counsel threatened to file substantially identical demands with JAMS, for a total of 1,450 claimants represented by such counsel and identified to Zoosk. Zoosk has objected that neither JAMS nor any arbitrator appointed by JAMS has authority to arbitrate any of these claims or to rule on the issue of arbitrability. JAMS decided to commence arbitration proceedings in regard to one of the arbitration claims filed to date, but that claim was withdrawn in November 2021 as it was established that the claimant was not affected by the incident. On May 5, 2021, the same group of attorneys that filed the arbitration demands, described above, filed a petition to compel arbitration in the U.S. District Court for the Northern District of California on behalf of three other individuals claiming to be Zoosk users affected by the 2020 security incident. The attorneys then voluntarily dismissed the petition in its entirety on July 15, 2021. JAMS has initiated three further arbitration claims previously filed and intends to proceed with those arbitrations if requisite fees are paid. Zoosk has refused to pay the respondents’ share of the initiation fee for those arbitrations. On December 8, 2021, the same attorneys then filed a petition to compel arbitration in Orange County Superior Court in California on behalf of those three individuals. In response, Zoosk filed a motion to dismiss the California petition based on the forum selection clause in the Zoosk TOU that selects New York as the venue for any dispute. Zoosk's motion to dismiss was granted in April 2022. Zoosk has also filed a petition to stay arbitration in New York on the basis that the claimants breached the TOU when they filed their arbitration demands and Zoosk is therefore under no obligation to arbitrate, which petition remains pending. Claimants’ counsel and Zoosk have entered into an agreement under which all of the arbitrations filed with JAMS will be dismissed; the New York petition will be dismissed; the 177 claimants represented by claimants’ counsel and identified to Zoosk who according to Zoosk’s records were affected by the 2020 security incident will be offered a settlement under which they will release all their security-incident-related claims in exchange for an immaterial amount, and claimants’ counsel will withdraw from representing on any of their security-incident-related claims any of the claimants represented by claimants’ counsel and identified to Zoosk who does not receive and accept such settlement offer.

Intellectual Property

Trademarks are an important element in running online dating websites and mobile applications. Given the large number of markets and brands, the Company deals with claims against its trademarks from time to time in the ordinary course of business. The Company vigorously defends against each of the above legal proceedings.

Hungarian Proceeding

On May 18, 2022, the Hungarian Competition Authority (the “GVH”) initiated a proceeding against Spark Networks Services GmbH alleging unfair commercial practices concerning the Company’s Hungarian EliteSingles (in Hungarian: Elittárs) dating service. As a result of the proceeding, the GVH could determine that certain commercial practices were not compliant with Hungarian laws and may need to be changed. In addition, the GVH could impose fines. We expect the entire proceeding to take approximately 12-18 months. We have initiated commitment negotiations with the GVH but at this current stage, cannot predict the outcome of the proceeding. Accordingly, we cannot predict what the GVH may determine regarding the Company’s compliance with Hungarian laws or whether the GVH might impose any fines.

Note 10. Shareholders' (Deficit) Equity

At December 31, 2022, the Company’s issued ordinary no-par value registered shares (auf den Namen lautende Stückaktien) (“Ordinary Shares") totaled 2,661,386. Outstanding Ordinary Shares totaled 2,623,820 after deducting 37,566 in treasury shares held by the Company. In accordance with the Company’s American Depository Share (ADS) Program, each ADS represents one-tenth of an ordinary share. Accordingly, issued and outstanding ADSs as of December 31, 2022 totaled 26,238,200.

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

During 2022, 6,423 treasury shares were issued to satisfy option exercises under the Company's 2020 Long Term Incentive Plan (the "LTIP").

Authorized Capital 2022

At the 2022 Annual Meeting of Shareholders of the Company held on August 31, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Association to: (a) cancel an authorized capital in the original amount of EUR 640,000 (the "Authorized Capital 2017") that could be utilized by the Company’s Administrative Board until October 31, 2022 on one or several occasions to increase the Company’s share capital against contributions in cash and/or in kind, and (b) create a new authorized capital in the amount of EUR 1,064,554 (the “Authorized Capital 2022”) that can be utilized by the Administrative Board until August 29, 2027 on one or several occasions to increase the Company’s share capital against contributions in cash and/or in kind (the “Amended Articles of Association”). The Amended Articles of Association became effective on September 14, 2022 upon registration with the commercial register (Handelsregister) of the local court (Amtsgericht) of Munich, Germany. An amount of EUR 593,481 was available under the Authorized Capital 2017 at the time of its cancellation.

Note 11. Stock-based Compensation

Stock-based compensation expense reflects share awards issued under the Spark Networks 2018 virtual stock option plan ("2018 VSOP") and the LTIP.

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

The following table summarizes the activity for the Company's options under the 2018 VSOP:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			(in years)
Outstanding as of December 31, 2021	310,031	$11.52	3.12
Outstanding as of December 31, 2022	310,031	$11.52	2.12
Options vested and exercisable as of December 31, 2022	309,406	$11.52	2.12

	Number of Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	2,810	$7.07
Vested	(2,185)	$6.99
Unvested as of December 31, 2022	625	$7.38

The total grant date fair value of options that vested during 2022 and 2021 was insignificant.

As the options are subject to a graded vesting schedule, the grant date fair value of each tranche is expensed ratably over the related vesting period. Estimated forfeitures are revised if the number of options expected to vest differ from previous estimate, and if any differences between the actual and estimated forfeitures are accounted for in the period they occur.

There was no unrecognized compensation expense related to awards granted under the 2018 VSOP at December 31, 2022.

2020 Long Term Incentive Plan

In January 2020, the Administrative Board of the Company (the "Administrative Board") adopted the LTIP for applicable executives and employees of the Company and its subsidiaries as part of their remuneration for future services. The LTIP provides for the grant of virtual stock options, where each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant ADS Stock Price of the option minus the strike price of such options; provided, however, that the Company may elect to settle options in ADSs or ordinary shares of the Company instead of cash. The LTIP provides that the strike price can be set at any amount determined by the Administrative Board, including zero. Under the LTIP, the "ADS Stock Price" is, as of the grant date, the average closing price of one ADS of Spark Networks trading on a U.S. stock exchange for the period of five trading days prior to such date. Spark Networks classifies awards under the LTIP as equity-settled.

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

In connection with the adoption of the LTIP, the Administrative Board authorized the issuance of virtual options for up to 3.5 million ADSs, subject to limitations imposed by German law. As of December 31, 2022, 181,309 ADSs have been issued pursuant to previous exercises.

The fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model for the years ended December 31, 2022 and 2021.

The inputs used in the measurement of the fair values at the date of grant for the options issued during the year ended December 31, 2022 are summarized below:

	Virtual Stock Options		Zero-Priced Options
	Long Call	Short Call	Long Call	Short Call
	Option	Option (Cap)	Option	Option (Cap)
Stock price	$1.16 - $3.19	$1.16 - $3.19	$1.16 - $3.19	$1.16 - $3.19
Strike price	$1.07 - $3.37	$10.70 - $33.70	$—	$50.00
Term (in years)	4.65	4.65	4.65	4.65
Volatility	65.0% - 70.0%	65.0% - 70.0%	65.0% - 70.0%	65.0% - 70.0%
Dividend	—%	—%	—%	—%
Risk-free rate	2.4% - 4.1%	2.4% - 4.1%	2.4% - 4.1%	2.4% - 4.1%

The inputs used in the measurement of the fair values at the date of grant for the options issued during the year ended December 31, 2021 are summarized below:

	Virtual Stock Options		Zero-Priced Options
	Long Call	Short Call	Long Call	Short Call
	Option	Option (Cap)	Option	Option (Cap)
Stock price	$3.21 - $5.42	$3.21 - $5.42	$3.21 - $5.42	$3.21 - $5.42
Strike price	$3.13 - $5.34	$31.30 - $53.40	$—	$50.00
Term (in years)	4.65 - 4.67	4.65 - 4.67	4.65 - 4.67	4.65 - 4.67
Volatility	62.7% - 64.0%	62.7% - 64.0%	62.7% - 64.0%	62.7% - 64.0%
Dividend	—%	—%	—%	—%
Risk-free rate	0.7% - 0.9%	0.7% - 0.9%	0.7% - 0.9%	0.7% - 0.9%

The following table summarizes the activity for the Company's options under the 2020 LTIP during the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	1,802,228	$4.71	5.62	$0.01
Granted	1,132,000	$2.78
Forfeited	(778,230)	$4.14
Outstanding as of December 31, 2022	2,155,998	$3.91	5.36	$—
Vested and exercisable at December 31, 2022	1,003,490	$4.77	4.38	$—

	Number of Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	1,190,967	$2.53
Granted	1,132,000	$1.07
Vested	(392,229)	$2.66
Forfeited	(778,230)	$2.22
Unvested as of December 31, 2022	1,152,508	$1.26

The following table summarizes the activity for the Company's zero priced options under the 2020 LTIP:

Number of Options
Outstanding as of December 31, 2021	584,068
Granted	570,500
Exercised	(110,664)
Forfeited	(330,445)
Outstanding as of December 31, 2022	713,459
Vested and exercisable at December 31, 2022	139,244

	Number of Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	514,370	$5.29
Granted	570,500	$2.46
Vested	(180,210)	$5.55
Forfeited	(330,445)	$4.73
Unvested as of December 31, 2022	574,215	$2.72

The total grant date fair value of options that vested during 2022 and 2021 related to awards granted under the 2020 LTIP was $2.0 million and $3.6 million, respectively. The total intrinsic value of options exercised during 2022 and 2021 was $0.3 million and $1.0 million, respectively.

The total unrecognized compensation expense related to awards granted under the 2020 LTIP at December 31, 2022 was $1.9 million, which will be recognized over a weighted-average period of 3.17 years.

For the years ended December 31, 2022 and 2021, the Company recognized total stock-based compensation expense for all the plans of $1.5 million and $2.7 million, respectively, which is included as a component of Other operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Note 12. Financial Instruments and Fair Value Measurements

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

The following table presents the carrying values and the estimated fair values of long-term debt as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$94,817	$93,511	$82,124	$96,089

The Company’s financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of December 31, 2022 and 2021.

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. For the indefinite lived intangible assets, the Company estimated the fair value using a relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average cost of capital. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying value. The fair value measurements for goodwill and the indefinite lived intangible assets are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. During the three months ended September 30, 2022, the Company recognized an impairment charge of $11.8 million for the Zoosk trade name. During the three months ended December 31, 2022, the Company recognized a goodwill impairment charge of $15.4 million for the Zoosk reporting unit and an additional impairment charges of $3.0 million for the Zoosk trade name. During the three months ended June 30, 2021, the Company recognized a goodwill impairment charge of $21.8 million for the Zoosk reporting unit and a Zoosk trade name impairment charge of $10.3 million. During the three months ended December 31, 2021, the Company recognized an additional impairment charge of $15.1 million for the Zoosk trade name. See Note 5. Goodwill and Intangible Assets for further discussion of the impairment.

Note 13. Subsequent Events

Except as discussed elsewhere in the notes to our consolidated financial statements, there have been no subsequent events other than those described below.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. At the time of closing, the Company maintained approximately $4.9 million of its cash in deposit accounts with SVB and held sufficient cash at other institutions to manage its operational needs. The Company withdrew the vast majority of its funds on deposit with SVB with an insignificant amount of funds remaining to settle certain fees. SVB’s closure and receivership under the FDIC is not expected to have a material impact to the Company's operations.

On March 20, 2023, Michael McConnell resigned effective immediately as a director of the Board of Directors of the Company. The resignation was not the result of any disagreement between the Company and Mr. McConnell on any matter relating to the Company’s operations, policies or practices.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of the Company’s Disclosure Controls

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective because our internal control over financial reporting was not adequate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in the SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In fiscal year 2019, we previously disclosed the following material weaknesses in our internal control over financial reporting:

a.The Company did not have an adequate number of individuals within its accounting and financial reporting function with sufficient training in US GAAP and SEC reporting standards, including understanding of new accounting standards and accounting for significant estimates including goodwill, and the impact on the Company’s internal control over financial reporting.
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

Management concluded that the material weaknesses identified in fiscal year 2019 as noted above continued to exist as of December 31, 2022. Although the Company has hired individuals with sufficient training in US GAAP and SEC reporting, we have not hired a sufficient complement of personnel to identify all relevant US GAAP and SEC reporting matters in a timely fashion. The remaining deficiencies are related to having an inadequate number of team members to perform timely and precise reviews.

In fiscal year 2020, we previously disclosed the following material weakness in our internal control over financial reporting:

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

•The Company did not design and maintain formal and effective controls over certain information technology general controls (“ITGCs”) for IT systems that are relevant to the preparation of the financial statements. Specifically, the Company did not design and maintain: (a) user access controls to ensure appropriate segregation of duties and adequate restriction of user and privileged access to financial applications, programs, and data, (b) program change management controls to ensure that IT program and data changes affecting financially-significant IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (c) computer operations controls to ensure that data backups are authorized and monitored, and (d) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. As a result, it is possible that the Company’s business process controls that depend on the accuracy and completeness of data or financial reports generated by the information technology system could be adversely affected due to the lack of operating effectiveness of ITGCs.

•The Company did not design and maintain adequate controls to analyze and account for Value Added Tax (VAT) and sales tax obligations, to address relevant financial reporting risks over timely payment and accrual recognition which could adversely affect the completeness and accuracy of related balances.

Management concluded that the material weaknesses identified in fiscal year 2020 as noted above continued to exist as of December 31, 2022 with the exception of not having key controls at a sufficient level of precision in the debt process which has been adequately remediated.

In fiscal year 2021, we previously disclosed the following material weakness in our internal control over financial reporting:

•The Company did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks, including risks introduced from the above-mentioned ITGC material weakness, and risks resulting from changes in business operations, including changes to people, processes and systems, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company. As a result, we did not adequately design, maintain or execute effective manual compensating controls to address risks rising from our inability to fully rely on data, automated controls, and financial reporting inherent in, or generated by, systems impacted by the above-mentioned ITGC material weakness, including controls to enforce appropriate segregation of duties with respect to the preparation and review of manual journal entries and controls to validate the completeness and accuracy of our revenue and deferred revenue balances on a timely basis.

Management concluded that the material weakness identified in fiscal year 2021 as noted above continued to exist as of December 31, 2022.

In fiscal year 2022, we identified the following material weakness in our internal control over financial reporting:

The Company did not adequately assess the design and operating effectiveness of policies, procedures and controls outsourced to third-party service partners to achieve of the objective of complete, accurate and timely financial accounting, reporting, and disclosures.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Remediation Plans

In fiscal year 2020, the Company began taking actions to remediate the deficiencies in its internal control over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weaknesses. Management is committed to finalizing the remediation of the material weaknesses during fiscal year 2023. The Company’s internal control remediation efforts include the following:

•From fiscal year 2020 to 2022, we engaged an outside accounting advisory firm to act as our outsourced internal audit function and to assist management with:

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

•We hired additional resources to support the Accounting and Financial Reporting function(s) in the United States (US), including a new Global Controller to replace our former Controller, a Director of Financial Reporting, and a Director of Global Tax. Even with the addition of these resources who have the appropriate experience and background in US GAAP and SEC reporting, we still do not have sufficient bandwidth of personnel to complete detailed reviews in a timely manner.

•In addition to hiring an internal resource dedicated to managing the tax function and enhancing sales tax and VAT related policies and procedures. We engaged external tax advisors to complement our internal resources and provide support in assessing the Company’s taxability over our service offerings. We held consultations with our external tax advisors throughout the year to remain current on changes to state and local sales tax and VAT regulations.

In addition to implementing and executing the aforementioned activities, we will be complementing these efforts by engaging in the following additional activities in fiscal year 2023:

•We will continue to reassess staffing and add additional resources, as required, with the requisite experience and training, to support our system of internal control.

•We will continue to outsource our internal audit function to assist us with enhancing our internal control over financial reporting and performing control testing to validate that controls are in place and operating as designed.

•We will train and cross-train our employees on their internal control responsibilities and how to best support the Company if personnel turnover within their departments occur. We have also supplemented our internal resources with third-party resources, where necessary.

•During the first quarter of 2023, we began the implementation of a new company-wide Enterprise Resource Planning (ERP) system and will design and implement ITGCs over the system. We anticipate that the ERP system will go live across the organization by the middle of fiscal year 2023. The implementation of a new ERP system will consolidate existing ERPs and create leaner processes and efficiencies in internal controls. We will continue to engage an outside firm to assist us in the evaluation of the new ERP system and to assist in the design, implementation, and documentation of internal controls that address the relevant financial reporting risks. We anticipate the implementation of a new ERP system will partially assist in the remediation of existing internal control issues arising from ITGC deficiencies which impede the Company’s ability to rely on the accuracy and completeness of data or financial reports generated by the information technology systems.

•For peripheral systems outside of the ERP with ITGC deficiencies, the Company will implement additional internal controls and/or enhance existing control activities to validate the completeness and accuracy of the data used in the operation of controls which relies on the effectiveness of ITGCs. The Company will work closely with internal control third party specialists to prioritize the resolution of these deficiencies through changes to existing procedures and/or creation of new procedures, where necessary.

•We will engage third party specialists to assist in the assessment of design and operating effectiveness of policies, procedures and controls outsourced to third party-service partners to achieve the objective of complete, accurate and timely financial accounting, reporting and disclosures. Third party specialists will assist the Company in the determination of scope of the review and assessment of impact related to control deficiencies at the third-party service providers.

•We will continue to redesign and implement internal control activities. We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses.

We believe the foregoing efforts will effectively remediate the identified material weaknesses in internal control over financial reporting. Because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weaknesses will require review and evidence of effectiveness prior to management concluding that the Company’s internal control over financial reporting is effective. As management continues to evaluate and improve the Company’s internal control over financial reporting, it may take additional measures to address control deficiencies or to modify the remediation plan described above. During fiscal year 2023, we will test and evaluate the implementation of these new or enhanced internal controls to ascertain whether they are designed and operating effectively in order to provide reasonable assurance that they will prevent or detect, on a timely basis, a material misstatement in the Company’s consolidated financial statements.

Changes in Internal Control over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations. Except with respect to the changes in connection with such design and implementation of the initiatives to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Public Accounting Firm

The registered public accounting firm that audited the financial statements included in this Annual Report containing the disclosure required by this Item has issued an attestation report on the registrant's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Administrative Board
Spark Networks SE
Berlin, Germany

Opinion on Internal Control over Financial Reporting

We have audited Spark Network SE’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated March 31, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Several material weaknesses regarding management’s failure to design and maintain controls have been identified which are described in management’s assessment. The material weaknesses relate to:

a) there was not an adequate number of sufficiently trained resources to design and maintain effective controls over new accounting standards and accounting for significant estimates,

b) there was not an adequate number of sufficiently trained resources to design and maintain effective controls over the review of third party specialists,

c) did not adequately design certain key controls at a sufficient level of precision, including account reconciliations, to address relevant financial reporting risks including inadequate design of procedures to ensure completeness and accuracy of underlying reports and data used when executing the control,

d) did not adequately design and maintain information technology general controls (“ITGCs”) including a) user access controls to ensure appropriate segregation of duties and adequate restriction of user and privileged access to financial applications, programs, and data, b) program change management controls to ensure that IT program and data changes affecting financially-significant IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, c) computer operations controls to ensure that data backups are authorized and monitored, and d) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements,

e) did not design and maintain adequate controls to analyze and account for Value Added Tax (VAT) and sales tax obligations,

f) did not adequately maintain an effective risk assessment process that defined clear financial reporting objectives and evaluated risks, including risks introduced from the above-mentioned ITGC material weakness, and risks resulting from changes in business operations, including changes to people, processes and systems, at a sufficient level of detail to identify all relevant risks of material misstatement across the Company. As a result, the Company did not adequately design, maintain or execute effective manual compensating controls to address risks rising from its inability to fully rely on data, automated controls, and financial reporting inherent in, or generated by, systems impacted by the above-mentioned ITGC material weakness, including controls to enforce appropriate segregation of duties with respect to the preparation and review of manual journal entries and controls to validate the completeness and accuracy of our revenue and deferred revenue balances on a timely basis, and

g) did not adequately assess the design and operating effectiveness of policies, procedures and controls outsourced to third-party service organizations to achieve the objective of complete, accurate and timely financial accounting, reporting, and disclosures.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 31, 2023 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

New York, NY
March 31, 2023

Item 9B. Other Information.

MGG Amendment and Forbearance Agreement

On March 29, 2023, Spark Networks SE (the “Company”) and certain of its subsidiaries entered into that certain Amendment No. 2 to Financing Agreement and Forbearance Agreement (the “Amendment and Forbearance Agreement”) with respect to that certain Financing Agreement, dated as of March 11, 2022, as amended by that certain Amended and Restated Amendment No. 1 to Financing Agreement, dated as of August 19, 2022 (as further amended, restated, amended and restated, supplemented, replaced or otherwise modified from time to time, the “Financing Agreement”), by and among the Company, Spark Networks, Inc., Zoosk, Inc., (together with the Company, Spark Networks, Inc., and each other Person that executes a joinder agreement and becomes a “Borrower” thereunder, each, a “Borrower” and, collectively, the “Borrowers”), each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto (together with each other Person that executes a joinder agreement and becomes a “Guarantor” thereunder, each, a “Guarantor” and, collectively, the “Guarantors”), the lenders from time to time party thereto (each, a “Lender” and, collectively, the “Lenders”), MGG Investment Group LP (“MGG”), as collateral agent for the Lenders (in such capacity, together with its successors and permitted assigns in such capacity, the “Collateral Agent”), and MGG, as administrative agent for the Lenders (in such capacity, together with its successors and permitted assigns in such capacity, the “Administrative Agent” and, together with the Collateral Agent, each, an “Agent” and, collectively, the “Agents”). Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to them in the Financing Agreement.

Prior to entering into the Amendment and Forbearance Agreement, the Company’s independent certified public accountant, BDO USA, LLP (“BDO”), notified the Company of its concern that the Company would not comply with its Leverage Ratio covenant under the Financing Agreement for the fiscal quarter ended September 30, 2023, which cannot be greater than 3.75 to 1.00. As a result, BDO noted it would issue a report and opinion with a qualification, exception or explanatory paragraph expressing substantial doubt about the ability of the Company and its Subsidiaries to continue as a going concern.

Under Section 7.01(a)(iii) of the Financing Agreement, the Company is required to deliver as soon as available, and in any event within 120 days after the end of each Fiscal Year of the Company and its Subsidiaries, certain financial statements, which shall be accompanied by a report and an opinion, prepared in accordance with generally accepted auditing standards, of independent certified public accountants of nationally or regionally recognized standing selected by the Company and reasonably satisfactory to the Agents (which report and opinion shall not include (1) any qualification, exception or explanatory paragraph expressing substantial doubt about the ability of the Company or any of its Subsidiaries to continue as a going concern or any qualification or exception as to the scope of such audit or (2) any qualification which relates to the treatment or classification of any item and which, as a condition to the removal of such qualification, would require an adjustment to such item, the effect of which would be to cause any noncompliance with the provisions of Section 7.03 under the Financing Agreement).

The issuance of an opinion with an explanatory paragraph expressing substantial doubt about the ability of the Company and its Subsidiaries to continue as a going concern would cause the Company to fail to comply with Section 7.01(a) under the Financing Agreement, which constitutes an Event of Default and would permit the Collateral Agent to exercise all rights and remedies under the Financing Agreement, including declaring all or any portion of the Loans outstanding to be accelerated and due and payable.

Under the Amendment and Forbearance Agreement, the Agents and Lenders agreed to forbear from exercising any of their rights or remedies under the Financing Agreement as it relates to any Existing Event of Default (as defined in the Amendment and Forbearance Agreement) or any Event of Default that arises because of any Specified Event (as defined in the Amendment and Forbearance Agreement). The Forbearance Period runs through May 15, 2023 or upon the occurrence of a Termination Event (as defined in the Amendment and Forbearance Agreement) (if earlier).

During the Forbearance Period, the Company and the Agents will evaluate any Event of Default and work to enter into an amendment to the Financing Agreement, which would amend the Leverage Ratio covenant, such that the Company and its Subsidiaries are in compliance with such financial covenant.

Annual Meeting of Shareholders

The Board plans to hold the Company’s annual meeting of shareholders on July 28, 2023. Any qualified stockholder proposals to be presented at the annual meeting and in the Company’s proxy statement relating to the annual meeting must be received by the Company at its principal executive offices located at Kohlfurter Straße 41/43, Berlin 10999, Germany, addressed to the Company’s Corporate Secretary, no later than the close of business on May 8, 2023. All stockholder proposals comply with applicable law, rules and regulations with respect to the annual meeting and such proposal.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Information required by Item 11 of Part III is omitted from this Annual Report and will be filed in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC with respect to our 2023 annual meeting of shareholders, or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our directors and executive officers and their ages, positions and biographies as of March 22, 2023 are set forth below. Our executive officers are appointed by and serve at the discretion of our Board.

Name	Age	Position
Bangaly Kaba(2)	43	Director
Bradley J. Goldberg(3)	53	Director
Chelsea A. Grayson	51	Director and Chief Executive Officer
Colleen Birdnow Brown(1)	64	Director, Chair of the Board
Joseph E. Whitters(4)	64	Director, Vice Chair of the Board
Ulrike Handel(1)(2)	51	Director
David Clark	58	Managing Director and Chief Financial Officer
Frederic Beckley	58	Chief Administrative Officer and General Counsel

(1) Member of our Audit Committee
(2) Member of our Nominating, Governance and Compensation Committee ("NGC Committee")
(3) Chairperson of our NGC Committee
(4) Chairperson of our Audit Committee

Bangaly Kaba is currently the Head of Platform Growth at Popshop Live, a live streaming mobile marketplace that combines commerce, entertainment, and social, which he joined in June 2020. Popshop is reimagining ecommerce as a people-centric, engaging experience for both sellers and buyers across the US. From January 2020 to March 2021, Mr. Kaba was an Executive in Residence at Reforge, the leading career development company for tech professionals. Mr. Kaba served as VP of Product Management at Instacart, a grocery delivery marketplace startup with a valuation of over $39B, from November 2018 to November 2019. At Instacart, Mr. Kaba led the Growth and Consumer organizations that built the core functionality for user onboarding, shopping, and product discovery. From February 2014 to November 2018, Mr. Kaba worked at Facebook Inc. where his last role was the Head of Growth at Instagram. Mr. Kaba joined Instagram when it had 450M monthly actives and helped it to grow to over 1B monthly actives in just 2.5 years, making Instagram one of the world’s fastest growing apps. Mr. Kaba’s career prior to Facebook spanned multiple industries, including working in education as a Dean of a boarding school in Switzerland, working in finance as an Asset Manager at Lehman Brothers and Barclays Capital, and founding an e-commerce startup. Mr. Kaba holds a BA in History and Spanish from Washington University in St. Louis and an MBA in Entrepreneurship and Finance from the University of Southern California. Mr. Kaba was selected to our Board because he possesses particular knowledge and experience in consumer technology, building mobile digital products, and accelerating growth through social media.

Bradley J. Goldberg is a builder of fintech, consumer, and tech platform businesses. He is a Limited Partner Advisor at NYCA Partners and a Board Member at Cellar Tracker. Mr. Goldberg is an active advisor for CEOs and Founders using technology to disrupt the status quo. Mr. Goldberg served as an executive at PEAK6 Investments L.P. from 2009-2019, first as CEO, Online from 2009-2011, and then as President of PEAK6 from 2011-2019. Prior to PEAK6, Mr. Goldberg served at Microsoft from 1997-2009, first leading product management teams in Visual C++ and SQL Server, and then as an executive leading multi-billion P&Ls in Server Platforms and Search. Before graduate school, Mr. Goldberg was an Associate in strategy consulting at A.T. Kearney. Mr. Goldberg is also the founder and Interim CEO of Quartz Strategic, LLC. Mr. Goldberg graduated with a Bachelor’s degree in Economics from Amherst College and completed post graduate work in Japan, at the Inter-University Center for Japanese Language Studies. Mr. Goldberg earned an MBA from Harvard Business School, where he was awarded second year honors. Mr. Goldberg was selected to our Board because he possesses particular knowledge and experience in scaling global technology companies, people operations including global compensation systems, and strategic planning.

Chelsea A. Grayson is an Executive-in-Residence at Wunderkind (formerly BounceX), a leading marketing technologies provider, a member of the Board of Directors of Xponential Fitness, Inc. (NYSE: XPOF) (where she is a member of the Audit Committee), a member of the Board of Directors of Goodness Growth Holdings (formerly Vireo Health) (CSE: GDNS) (where she Chairs the Nominating & Corporate Governance Committee and sits on the Audit Committee), a member of the Board of Directors of Loudpack, member of the Board of Directors, Independent Lead Director and member of the Audit Committee of iHerb, and Chair of the Board of Directors of Lapmaster Group Holdings. She is also a member of the UCLA Board of Visitors for the English Department and a Board Leadership Fellow and Corporate Governance Fellow with the National Association of Corporate Directors (NACD). Previously, she was the Chief Executive Officer and a board member of True Religion, Inc. (where she chaired the audit committee) and the Chief Executive Officer and a board member of American Apparel Inc. Before joining American Apparel, Ms. Grayson was a partner in the Mergers & Acquisitions practice group of law firm Jones Day. Ms. Grayson received a J.D. from Loyola Law School and a BA from the University of California, Los Angeles. Ms. Grayson was selected to our Board because she possesses particular knowledge and experience in corporate development and M&A, consumer marketing and business operations.

Colleen Birdnow Brown serves as a director of publicly traded True Blue Inc. and Big5 Sporting Goods. She also serves as a director for privately held Port Blakely. Ms. Brown served as President and CEO at Fisher Communications from 2005 to 2013, and in the C-Suite of Belo Corp from 2000 to 2004. Prior to 2000, she held a number of positions in the media and broadcasting industries, including President of Broadcast at Lee Enterprises from 1998 to 2000, President at 12 News (KPNX-TV, NBC) from 1995 to 1998, President of WFMY News 2 from 1991 to 1995, and station manager and CFO at KUSA-TV from 1980 to 1991. She also served in various corporate positions at TEGNA (formerly Gannett) from 1980 to 1998. Ms. Brown also served as chairman of the board of directors of American Apparel, and as a director of Career Builder and Classified Ventures. Ms. Brown currently serves as a director of a nonprofit, Delta Dental of Washington and Spring Rock Ventures. Ms. Brown is a member of NACD, WCD, IWF, and C200. She is a NACD Leadership Fellow. She holds an MBA from the University of Colorado Boulder (1981) and a BS in Business Administration from the University of Dubuque (1979). Ms. Brown was selected to our Board because she possesses particular knowledge and experience in accounting, finance and risk management, governance and she has public company operating experience as a CEO.

Joseph E. Whitters is currently a partner at Frazier Healthcare Partners, a private equity firm, which he joined in 2005. Mr. Whitters currently is a member of the Board of Directors of Accuray Incorporated and Cutera, Inc. Mr. Whitters has previously served on the board of directors of other publicly traded public companies, including PRGX Global, Inc., InfuSystem Holdings, Inc., Analogic Corporation, Air Methods Corporation, Mentor Corp, Omnicell, Inc. Mr. Whitters was a member of the Audit Committee of all of these respective organizations and in many cases, he chaired the Audit Committee. He also served on the board at various privately held companies, including Rural/Metro Corp., Northfield Medical and Revionics LLC. Mr. Whitters held various finance positions of increasing responsibility at First Health Group Corporation (“FHCC”), a public managed care organization where he served as CFO for many years. Prior to FHCC, Mr. Whitters held various financial positions with United Healthcare and Overland Express. Mr. Whitters is a certified public accountant (inactive) and began his career in public accounting with Peat Marwick. Mr. Whitters holds a B.A. in Accounting from Luther College. Mr. Whitters was selected to our Board because he possesses particular knowledge and experience in accounting, finance and risk management, governance, and has public company operating experience as a CFO and experience as a chair and member of numerous audit committees of public and private companies.

Ulrike Handel, PhD is an accomplished CEO with more than 25 years of experience in the media and digital industry. Dr. Handel serves as a member of the Executive Board of Axel Springer SE and currently heads its News Media Europe & Marketing Media division. Prior to that, she was the Chief Executive Officer of Dentsu International (Germany and DACH); before that, Dr. Handel served as Chief Executive Officer and Chairman of ad pepper media International N.V. Dr. Handel has received several awards for her work - including the “Helga-Stödter-Award für Mixed Leadership” in 2019, the Emotion Award "Women in Leadership" and "Ad Age: Women to Watch Europe " in 2018. In 2015, she received the "Manager of the Year” Award from the female leadership organization “Generation CEO”. She is a member of transatlantic organization Atlantik Brücke, Hamburg Chamber of Commerce (Member of the Innovation Committee), European Center for Digital Competitiveness (at ESCP Berlin), Club of European Female Entrepreneurs, 2hearts community (supporting great talents with immigration background in Europe's tech industry), Leaders for Climate Action and Generation CEO (Exclusive Club for female CEOs and Supervisory Board Members). Dr. Handel studied media management and economics in Hanover and Madison, Wisconsin. In addition, she holds a PhD in media studies from the University of Amsterdam, the Netherlands.

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

Frederic Beckley joined Spark Networks in April 2022 as Chief Administrative Officer and General Counsel. Mr. Beckley brings more than 30 years' experience in technology and nearly a decade specifically in the global dating industry to his role at Spark Networks. Most recently he served as Executive Vice President of Business Affairs & General Counsel at The Meet Group, Inc., a leading provider of interactive dating solutions, including some of the world's largest livestreaming video dating apps. From 2000 to 2010 he was Executive Vice President, Business Development & General Counsel at TruePosition, Inc., a pioneering hardware and software provider of wireless location solutions. From 1995 to 2000, he served in various roles at Verizon Communications, Inc., ending there as Senior Counsel, Business Development for Verizon Wireless. Mr. Beckley is a graduate of the University of Pennsylvania, Yale Law School, and Yale Divinity School.

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

Codes of Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our CEO, CFO and other executive and senior financial officers. We intend to disclose future amendments to certain provisions of our Code of Conduct, or waivers of these provisions, on our website or in public filings. The full text of our Code of Conduct is posted on the investor relations section of our website at https://www.spark.net/investor-relations/corporate-governance/highlights.

Board Composition and Leadership Structure

The positions of CEO and Chair of the Board are held by two different individuals (Chelsea A. Grayson and Colleen Birdnow Brown, respectively). We also have a Vice Chair of the Board, which is held by Joseph E. Whitters. This structure allows our CEO to focus on our day-to-day business while our Chair leads our Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors believes such separation is appropriate, as it enhances the accountability of the Chief Executive Officer to the Board of Directors and strengthens the independence of the Board of Directors from management.

Board’s Role in Risk Oversight

Our Board believes that open communication between management and the Board is essential for effective risk management and oversight. Our Board meets with our CEO and other members of the senior management team at Board of Director meetings, where, among other topics, they discuss strategy and risks in the context of reports from the management team and evaluate the risks inherent in significant transactions. The Board exercises its oversight related to Cyber Security Risks by receiving regular specific updates from the Company’s General Counsel and Company’s Director of Cyber Security and regularly engages third parties to conduct independent risk assessments. While our Board is ultimately responsible for risk oversight, our Board committees assist the Board in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures. The NGC Committee assists our Board of Directors in assessing risks created by the incentives inherent in our compensation policies and in its oversight responsibilities with respect to the management of corporate, legal and regulatory risk.

Board Diversity

Spark Networks is committed to diversity and inclusion, and the diverse nature of the Board reflects that commitment. The below Board Diversity Matrix reports self-identified diversity statistics for the Board in the format required by Nasdaq Rule 5606.

Board Diversity Matrix (As of March 22, 2023)
Board Size:
Total Number of Directors	6
	Female	Male	Non- Binary	Did not disclose gender
Gender:
Directors	3	3	0	0
Number of Directors who identify in any of the categories below:
African American or Black	0	1	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	3	2	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did not Disclose Demographic Background	0

Committees of Our Board

Our Board has established an Audit Committee and an NGC Committee, each of which has the composition and responsibilities described below. Our NGC Committee performs the functions sometimes performed by separate nominating and compensation committees. We have combined these two committees without issue and plan to continue to do so for the foreseeable future. We believe that a single committee is best suited to address our oversight and governance needs and responsibilities. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees has a written charter, copies of which are available without charge on the investor relations section of our website at https://www.spark.net/investor-relations/corporate-governance/highlights.

Audit Committee

Our Audit Committee members are Joseph E. Whitters, Colleen Birdnow Brown and Ulrike Handel. Mr. Whitters is the Chair of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our Board has determined that Joseph E. Whitters is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Our Audit Committee is directly responsible for, among other things:

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
•Spark’s codes of ethics as established by management and the Board; and
•The preparation of any audit committee report required by the SEC.

Nominating, Governance and Compensation Committee

Our NGC Committee comprises Bradley J. Goldberg, Ulrike Handel and Bangaly Kaba. Mr. Goldberg is the Chair of our Nominating, Governance and Compensation Committee. The composition of our NGC Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Our NGC Committee is responsible for, among other things:

•Identifying, screening and reviewing individuals qualified to serve as managing directors and/or members of the Board and recommending to the Board candidates for election as members of the Board of Directors;
•Developing and recommending to the Board and overseeing the implementation of Spark’s corporate governance guidelines and principles;
•Reviewing, on a regular basis, the overall corporate governance of Spark and recommending to the Board improvements when necessary; and
•Assisting the Board in discharging its responsibilities relating to the compensation of the Company's directors and executive officers

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Administrative Board.

Family Relationships

There are no familial relationships among any of our directors and executive officers.

Section 16(a) Reports

Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and any persons who own more than 10% of our shares, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Except as set forth herein, based solely on its review of the copies of such forms furnished to the Company and written representations from the directors and executive officers, the Company believes that all Section 16(a) filing requirements were met in a timely manner in fiscal 2022.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our 2023 Proxy Statement under the following captions and is incorporated herein by reference: “Director Compensation,” “Compensation Discussion and Analysis” and the related tabular disclosure, “Compensation Committee Report,” “CEO Pay Ratio,” “Compensation Risk Assessment,” and “Policies Prohibiting Hedging, Pledging, Margining, and Short-Selling.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our ADSs as of March 22, 2023, by:
•each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•each of our directors or director nominees;
•each of our named executive officers; and
•all of our directors, director nominees and executive officers as a group.

Percentage ownership of our ADSs is based on 26,254,760 ADSs outstanding as of March 22, 2023. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities, and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed all shares subject to options or other convertible securities held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 22, 2023 to be outstanding and to be beneficially owned by the person or entity holding the option for the purpose of computing the percentage ownership of that person or entity but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Spark Networks SE, Kohlfurter Straße 41/43, Berlin Germany 10999.

Name of beneficial owner	Number of ADSs beneficially owned	Percentage of ADSs beneficially owned
5% stockholders
Osmium Partners, LLC[1]	5,110,564	19.5%
First Manhattan Co.[2]	2,551,300	9.7%
Named Executive Officers, Directors and Director Nominees
Bangaly Kaba	—	—%
Brad Goldberg	50,000	0.2%
Chelsea A. Grayson	—	—%
Colleen Birdnow Brown	15,000	0.1%
Joseph E. Whitters	525,000	2.0%
Ulrike Handel	—	—%
David Clark	3,000	—%
Frederic Beckley	—	—%
All current executive officers and directors as a group (8 persons)	593,000	2.3%

1 Reflects 5,110,564 shares held by Osmium Partners, LLC, a Delaware limited liability company ("Osmium Partners") of which John H. Lewis is the controlling member, which had shared dispositive power and shared voting power over 4,768,202 shares of common stock and serves as the general partner of Osmium Capital, LP, a Delaware limited partnership (the “Fund”), which had shared dispositive power and shared voting power over 2,196,417 shares of common stock, (including an aggregate of 110,300 ADSs that may be acquired pursuant to call options held by the Fund) and Osmium Capital II, LP, a Delaware limited partnership (“Fund II”) which had shared dispositive power and shared voting power over 850,264 shares of common stock, (including an aggregate of 42,500 ADSs that may be acquired pursuant to call options held by Fund II), Osmium Spartan, LP, a Delaware limited partnership (“Fund III”) which had shared dispositive power and shared voting power over 657,547 shares of common stock, (including an aggregate of 43,500 ADSs that may be acquired pursuant to call options held by Fund III), and Osmium Diamond, LP, a Delaware limited partnership (“Fund IV”) which had shared dispositive power and shared voting power over 1,063,974 of common stock (including an aggregate of 51,200 ADSs that may be acquired pursuant to call options held by the Fund IV) (all of the foregoing, collectively, the “Filers”). The Fund, Fund II, Fund III and Fund IV are private investment vehicles formed for the purpose of investing and trading in a wide variety of securities and financial instruments. The Fund, Fund II, Fund III and Fund IV directly own the common shares reported in this Statement. Mr. Lewis and Osmium Partners may be deemed to share with the Fund, Fund II, Fund III and Fund IV (and not with any third party) voting and dispositive power with respect to such shares. Each Filer disclaims beneficial ownership with respect to any shares other than the shares owned directly by such Filer. This information is based solely on a review of an amendment to Schedule 13D filed with the SEC on January 5, 2023 by the Filers.
2 First Manhattan Co. LLC (“First Manhattan”) filed a Schedule 13G with the SEC on February 14, 2023 reporting that it is deemed to be the beneficial owner in excess of 5% of the outstanding shares of Company common stock. First Manhattan reported that it has sole voting power with respect to 1,270,000 shares, shared voting power with respect to 1,281,300 shares, sole dispositive power with respect to 1,270,000 shares, and shared dispositive power with respect to 1,281,300 shares.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2022, concerning securities authorized for issuance under all of our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Right	Weighted-Average Exercise Price of Outstanding Options, Warrants and Right	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,869,457	$2.94	449,234
Equity compensation plans not approved by security holders	—	—	—
Total	2,869,457	$2.94	449,234

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections entitled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

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

Policies and Procedures for Related Party Transactions

Our Board has adopted a written Related-Party Transactions Policy that provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our Audit Committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates in which the amount involved exceeds $120,000 will be presented to our Audit Committee (or the committee composed solely of independent directors, if applicable) for review, consideration and approval. In approving or rejecting any such proposal, we expect that our audit committee (or the committee composed solely of independent directors, if applicable) will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee (or the committee composed solely of independent directors, if applicable), including, but not limited to, whether the transaction is on terms substantially similar to those generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

In addition, German mandatory stock corporation law provides for administrative board approval and publication of certain related party transaction acceding the threshold of 1.5 percent of the total of fixed assets and the current assets.

Director Independence

The Board has determined that each of our directors, other than Chelsea A. Grayson, our current CEO, is independent as defined by the Nasdaq rules. This makes five of our six directors independent. The Board arrived at this determination based on a review of the information provide by each director concerning his or her background, employment and other affiliations.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by BDO USA, LLP, our independent auditors for the fiscal years ended December 31, 2022 and 2021 (in thousands).

Fee Category	2022	2021
Audit fees(1)	$1,069	$985
Tax fees(2)	1	12
Total Fees	$1,070	$997

(1) Audit fees for 2022 and 2021 include costs associated with the interim procedures and annual audits, including costs associated with statutory audits required internationally. Total Audit fees in 2021 have been restated from the prior year to include an overrun fee for additional audit-related services, which were billed in July of 2022.
(2) Tax fees for 2022 and 2021 represent VAT compliance.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules

Financial statement schedules not listed have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
3.1	Spark Networks SE Amended Articles of Association, dated September 14, 2022.	8-K	001-38252	September 16, 2022	3.1
3.2	Rules of Procedure for the Administrative Board of Spark Networks SE	10-K	001-38252	March 31, 2021	3.3
4.1	Form of Specimen Certificate representing Ordinary Shares of Spark Networks SE	F-4/A	333-220000	September 29, 2017	4.1

4.2	Deposit Agreement	F-6	333-220610	September 25, 2017	1
4.3	Form of American Depositary Receipt	F-6	333-220610	September 25, 2017	1.A
4.4	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended					Filed
10.1†	Employment Agreement, dated as of November 18, 2019, by and between Spark Networks, Inc., and Eric Eichmann*	10-K	001-38252	March 16, 2022	10.2
10.2†	Employment Agreement, dated December 21, 2022, by and between Spark Networks, Inc. and Chelsea A. Grayson*	8-K	001-38252	December 23, 2022	10.2
10.3†	Employment Agreement, dated as of June 16, 2021, effective as of August 10, 2021, by and between Spark Networks SE and David Clark*	8-K	001-38252	June 17, 2021	10.1
10.4†	Amendment to Employment Agreement, dated as of August 10, 2021, by and between Spark Networks SE and David Clark*	10-K	001-38252	March 16, 2022	10.10
10.5†	First Amendment to Employment Agreement with David Clark, dated as of May 9, 2022, by and between Spark Networks SE and David Clark*	10-Q	001-38252	May 10, 2022	10.2
10.6†	Executive Director Service Agreement, dated as of June 16, 2021, by and between Spark Networks SE and David Clark*	10-K	001-38252	March 16, 2022	10.8
10.7†	Executive Director Service Agreement between Spark Networks SE and Eric Eichmann, dated as of November 18, 2019*	10-K	001-38252	March 16, 2022	10.1
10.8†	Executive Director Service Agreement, dated as of December 21, 2022, by and between Spark Networks SE and Chelsea A. Grayson*	8-K	001-38252	December 23, 2022	10.1
10.9†	Employment Agreement, dated as of April 4, 2022, by and between Spark Networks, Inc. and Frederic Beckley*					Filed
10.10	Limited Waiver and First Amendment to Loan Agreement dated as of May 21, 2020	20-F	001-38252	June 12, 2020	4.22
10.11	Second Amendment to Loan Agreement dated as of December 2, 2020	6-K	001-38252	December 3, 2020	4.1
10.12	Limited Waiver under Loan Agreement dated as of March 5, 2021	10-Q	001-28252	August 23, 2021	10.3
10.13	Spark Networks SE Virtual Stock Option Plan, dated as of November 2017, including forms of agreements*	S-8	333-222277	December 22, 2017	4.1
10.14	Spark Networks SE Virtual Stock Option Plan, dated March 2018*	20-F	001-38252	April 25, 2018	4.6
10.15	Spark Networks, Inc. 2007 Omnibus Incentive Plan, including forms of agreements*	8-K	001-32750	July 9, 2007	10.6
10.16†	Spark Networks SE 2020 Long Term Incentive Plan (including form of Grant Letter)*	6-K	001-38252	January 30, 2020	10.1
10.17	Agreement and Plan of Merger, dated March 21, 2019 among Spark Networks SE, Chemistry Inc., Zoosk, Inc. and Fortis Advisors LLC as the Holders' Representative	6-K	001-38252	March 22, 2019	2.1
10.18	Financing Agreement, dated as of March 11, 2022, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and MGG Investment Group LP, as collateral agent and administrative agent	8-K	001-38252	March 14, 2022	10.1
10.19	Amendment No. 1 to Financing Agreement, dated as of August 5, 2022, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	August 9, 2022	10.1

10.20	Amended and Restated Amendment No. 1 to Financing Agreement, dated as of August 19, 2022, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	August 23, 2022	10.1
10.21	Form of Indemnification Agreement	10-K	001-38252	March 31, 2021	10.14
10.22	Amendment No.2 to Financing Agreement and Forbearance Agreement, dated as of March 29, 2023, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc., and MGG Investment Group LP					Filed
21.1	List of Subsidiaries, dated December 31, 2022					Filed
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					Filed
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
Filed
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					Furnished
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					Furnished
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

†	Registrant has omitted certain portions of the exhibit pursuant to Item 601(b)(10) of Regulation S-K.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Networks SE

	By:	/s/ Chelsea A. Grayson
Date: March 31, 2023		Chelsea A. Grayson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chelsea A. Grayson	Director, Chief Executive Officer	March 31, 2023
Chelsea A. Grayson	(Principal Executive Officer)

/s/ David Clark	Managing Director and Chief Financial Officer	March 31, 2023
David Clark	(Principal Financial and Accounting Officer)

/s/ Colleen Birdnow Brown	Director, Chair of the Board	March 31, 2023
Colleen Birdnow Brown

/s/ Joseph E. Whitters	Director, Vice Chair of the Board	March 31, 2023
Joseph E. Whitters

/s/ Bradley J. Goldberg	Director	March 31, 2023
Bradley J. Goldberg

/s/ Ulrike Handel	Director	March 31, 2023
Ulrike Handel

/s/ Bangaly Kaba	Director	March 31, 2023
Bangaly Kaba