Form 10-K/A
period 2022-12-31
Spark Networks SE
filed 2023-04-28
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
The number of ordinary shares outstanding as of April 21, 2023 was 2,625,476.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	BDO USA, LLP	Auditor Location:	New York, NY	PCAOB ID:	243

 EXPLANATORY NOTE

Spark Networks SE (“Spark Networks” or “the Company”) and “we,” “us” and “our” (collectively, Spark Networks SE and its consolidated subsidiary) is filing this Amendment No.1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, (the "Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Item 15(b) of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

Except as described above, no other changes have been made, to the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and the Company has not updated the disclosure herein to reflect any events that occurred at a later date other than as expressly stated herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-K.

SPARK NETWORKS SE

PART III

Item 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION & ANALYSIS

This Compensation Discussion & Analysis provides our shareholders and other stakeholders with information about the Company's performance, compensation framework, compensation decisions and associated governance for our Named Executive Officers (NEOs) in 2022.

At a Glance
Named Executive Officers Serving in 2022

Chelsea A. Grayson(1)
Interim Chief Executive Officer

David Clark(2)
Managing Director & Chief Financial Officer

Frederic Beckley(3)
Chief Administrative Officer & General Counsel

Eric Eichmann(4)
Former Managing Director & Chief Executive Officer

(1) Appointed Interim Chief Executive Officer in December 2022 and Chief Executive Officer in March 2023.
(2) Terminated employment in April 2023.
(3) Appointed in April 2022.
(4) Ceased serving as an Executive Officer in November 2022 and terminated employment in January 2023.

Compensation Design	6
Compensation Philosophy and Strategic Alignment	·
Overview of our Compensation Program, Policies and Practices	·

Compensation Governance	7
Nominating, Governance and Compensation Committee Role	·
Shareholder Engagement	·
Use of Market Data and Target Positioning
Managing Compensation Risk

2022 Compensation Decisions and Outcomes	10
Base Salary	·
Annual Cash Incentives	·
Equity Incentives	·
Benefits and Perquisites	·

Nominating, Governance and Compensation Committee Report	12

EXECUTIVE SUMMARY

•Limited changes to compensation design in 2022. A stretch annual cash incentive goal was introduced, with a payout opportunity of up to 200% of target available if achieved. In addition, the financial performance measures that govern 70% of annual cash incentive awards, were simplified to focus on revenue growth and marketing contribution. No other changes were made to program design, with the remaining 30% based on individual strategic objectives.
•Pay and performance were aligned. As a result of the Company’s failure to meet the financial goals under its annual cash incentive plan, it was decided that no bonuses would be paid to NEOs. Given the performance of our stock price, all outstanding equity awards to NEOs are currently worth less than they were at the date of grant, as shown in our Pay Versus Performance disclosure, which can be found on page 16.
•New leaders were onboarded during the year. Mr. Eichmann ceased serving as an Executive Officer on November 30, 2022 and terminated employment on January 1, 2023. Mr. Eichmann's unvested equity awards were cancelled in full as of November 2022 and he received severance payments that were provided for under his separation agreement. As the company continued to explore different strategic alternatives, the Board appointed Ms. Grayson, who was previously Vice Chair of the Board, as the interim Chief Executive Officer effective December 1, 2022. Ms. Grayson’s compensation was established to reflect the nature of her role, stewarding the company at a critical time, and comprises a fixed salary (designated in a combination of USD and EUR values) and benefits available to other employees. As interim CEO, Ms. Grayson did not receive any equity-based pay or an annual incentive award. Finally, Mr. Beckley was appointed Chief Administrative Officer & General Counsel during the year, replacing Ms. Bendzulla. Mr. Beckley received stock option awards in connection with the execution of his employment agreement, and his incentive compensation is aligned with that provided to other permanent executive officers. Details of each NEO's compensation is explained further in this Compensation Discussion & Analysis.

COMPENSATION DESIGN

Compensation Philosophy and Strategic Alignment
Spark operates in the growing online dating market and is committed to social dating for meaningful relationships. Our compensation programs are designed to attract and retain the best possible executive talent who are capable of creating value for our shareholders in a growth environment. This philosophy is reflected in our compensation principles.

Principle	How we achieve this(1)
Link pay to the achievement of measurable corporate goals and individual performance	✓	Base a majority (70%) of the annual incentive on corporate financial performance
	✓	Base a meaningful element (30%) of the annual incentive on quantitative and/or qualitative objectives by individual aligned to areas of strategic importance to Spark
Align executives’ incentives with stockholder value creation	✓	Utilize annual incentive performance metrics that drive stock price performance
	✓	Deliver a meaningful proportion of compensation in equity-based vehicles, that incentivize sustainable stock price appreciation
Attract and retain the best possible executive talent	✓	Offer market competitive compensation opportunities
(1) Given the nature of Ms. Grayson’s role as interim CEO, she did not participate in the annual incentive plan, nor did she receive any equity compensation in 2022.

Performance measures are selected to align to our strategic priorities and include a combination of financial and non-financial metrics. Non-financial metrics form the individual objectives under the annual cash incentive. Objectives are set based on an executive’s role and accountabilities and assessed in a scorecard format at year-end.

Strategic priority	Compensation alignment
Product improvements	✓	Reflected in individual objectives
Organic growth	✓	Revenue and performance goals account for 70% of the annual incentive for all eligible executive officers
Social discovery	✓	Reflected in individual objectives
	✓	Marketing contribution underpin applicable to annual incentive, with opportunities capped at target if budgeted contribution is not met
Maximize shareholder value	✓	Revenue growth, which accounts for 70% of the annual incentive, is a key driver of value creation
	✓	Reflected in individual objectives including debt refinancing activities and product/technology improvements
	✓	Reinforced by use of equity-based compensation, including virtual market-priced stock options which require stock price appreciation to yield value

Overview of our Compensation Program
The core elements of executive compensation comprise base salary, a target cash incentive based on annual performance, and equity awards tied to our stock price performance. Executives do not necessarily receive equity on an annual basis, and in 2022 Mr. Beckley was the only named executive officer to receive an equity grant, reflecting his appointment as Chief Administrative Officer and General Counsel.

The graphic below shows the target pay mix based on Mr. Eichmann’s annualized compensation prior to his separation, over the four-year vesting period of his 2020 equity awards

60%	13%	27%
Equity Incentive	Target Annual Cash Incentive	Salary

Equity: 100% at-risk variable pay tied to stock price performance, granted in the form of virtual stock options settled in stock, that are intended to operate in a similar manner as stock options and restricted stock units (RSUs). The average equity mix for Mr. Eichmann since appointment was 48% in the form of stock option equivalents, and 52% in the form of RSU equivalents. All unvested awards were cancelled in connection with Mr. Eichmann's termination of employment.

Annual Cash Incentive: 100% at-risk variable pay based on financial performance (70%) and individual performance (30%). For 2022, financial performance is based on revenue growth. Awards are paid in cash shortly following year-end.

Salary: Fixed cash compensation paid monthly.

The 2022 average target pay mix for Mr. Clark and Mr. Beckley is 55% salary, 28% target annual cash incentive and 17% equity awards by grant date fair value, annualized over the four-year vesting period because such awards are not made annually. The average target equity mix for Mr. Clark and Mr. Beckley is 47% in the form of stock option equivalents, and 53% in the form of RSU equivalents. Ms. Grayson’s compensation in her capacity as interim CEO was entirely in the form of fixed pay.

Compensation Policies and Practices
Reflecting our commitment to good corporate governance there are several practices Spark has actively implemented, and others that we have actively not implemented, to reflect the best interests of our shareholders.

Policies and practices adopted at Spark
✓	Pay for performance	✓	Prohibit the hedging of Spark securities
✓	Cap payouts under the annual incentive plan	✓	Limit the pledging of Spark securities with prior approval required
✓	No excessive perquisites	✓	No re-loading or re-pricing of virtual options
✓	Provide modest benefits to executives in line with those offered to other Spark employees	✓	No excise tax gross-ups on a change in control

COMPENSATION GOVERNANCE

Nominating, Governance and Compensation Committee Role
The Nominating, Governance and Compensation (NGC) Committee oversees Spark’s executive compensation program (in addition to performing the functions of a nominating committee). The Committee develops and recommends to the Board the overall compensation package for our Chief Executive Officer and, with the additional assistance of our Chief Executive Officer, for each of our other executive officers. During 2022, the NGC Committee also made recommendations to the Board on the compensation for Ms. Grayson in her capacity as Interim CEO. Individuals serving as Chief Executive Officer including Mr. Eichmann and Ms. Grayson do not participate in conversations in which decisions are made with respect to their own compensation.

The Company uses Willis Towers Watson (WTW) from time to time to provide advice on compensation matters. With respect to 2022, WTW supported in the preparation of the Compensation Discussion & Analysis.

In implementing and administering the Company’s compensation philosophy, the NGC Committee as appropriate:

•Reviews market data, to assess the competitiveness of our compensation policies;
•Reviews performance against our plans and budgets and considers the degree of attainment of performance goals and objectives; and
•Reviews the individual performance of each executive officer.

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

Shareholder Engagement
Spark is committed to meaningful shareholder outreach and senior management interacts regularly with our major shareholders. To the extent it is provided, feedback on executive compensation practices is considered by the NGC Committee. At our 2022 shareholder meeting, 94.4% of votes were cast in favor of our say-on-pay resolution. This was a notable increase from the prior year’s vote, and an indication that our shareholders welcomed the changes we had made in response to their feedback and the clarifications that we made via disclosure as to how our program operates. We have retained elements of that explanation below to maintain clarity on our program design and disclosure, which reflects the combination of German and US requirements that apply to us.

Frequently Asked Question	Our Response
Maximum compensation opportunities for Managing Directors
Under German law, Spark is required to disclose a maximum compensation value which is not necessarily reflective of how our programs actually operate. Maximum levels of variable compensation will only be earned to the extent the associated performance standards and stock price appreciation are achieved. For clarity:
•Eligible executives have a maximum annual cash incentive opportunity of 200% their respective target, with targets ranging from 48% - 50%.
•Equity awards are issued periodically and while the Summary Compensation Table includes accounting values for the awards at grant, the NGC Committee considers the potential value that could be realized under different performance scenarios when contemplating grants.

Equity being issued in the form of zero-priced options	The structure of equity awards in the form of virtual stock options reflects requirements and constraints under German law that Spark is subject to. The NGC Committee has sought to improve disclosure to better explain the virtual stock options we use both with and without exercise prices, which in effect operate like stock options and RSU. The NGC Committee believes that these vehicles appropriately align executive officers’ interests with those of our shareholders and reflect market norms within our industry.
Lack of performance-based long-term incentives	The NGC Committee believes that virtual stock options provide a meaningful performance-based incentive to increase company value in a sustainable, long-term manner. Furthermore, the use of vehicles such as stock options and RSUs are widely observed in our industry and believed to be market aligned and market competitive.
Lack of equity-based Director’s compensation	Under German law, Spark is unable to issue equity to its directors, something that is commonplace in the US. The director compensation program provides a reasonable balance between US and German compensation practices for the Board and its Committees, and enables Spark to attract and retain high caliber talent.

Use of Market Data and Target Positioning
Spark is a global organization that competes for talent across different geographies and types of industries. Given these complexities, the NGC Committee believes that benchmarking against a narrowly defined group of companies does not provide a meaningful basis for establishing compensation. Instead, the NGC Committee periodically reviews multiple data sources and applies judgement in how to interpret the data and sets compensation accordingly.

The peer group used for compensation benchmarking has been unchanged since its approval in 2019 and is summarized below. It was developed with the help of an outside consultant, WTW, to assist in establishing market-aligned compensation for Mr. Eichmann on his appointment. At this time, three distinct reference groups of companies were established comprising of companies generally operating in the online and technology industries, based in Germany, Europe more broadly and the US. Companies were selected based on relevance and with a view to positioning Spark appropriately relative to the median in terms of revenue and market capitalization.

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

The NGC Committee did not target a specific reference point among this data. The determination of base salary, target cash incentive opportunities, and equity incentive grants are based on the NGC Committee’s subjective evaluation of a variety of factors, including the executive’s position, scope of responsibility, prior experience, performance, and criticality in the context of prevailing rates of pay in the market. More broadly the NGC Committee considers compensation increases in the context of Spark’s overall financial performance, employee merit budgets, broader economic factors, and affordability. Given Mr. Eichmann’s compensation was unchanged during 2022, the peer group was not changed.

In establishing compensation for Ms. Grayson as interim CEO the NGC Committee and Board gave consideration to Ms. Grayson’s qualifications for the role via her prior experience and role on the Board, the present Company circumstances, and compensation for the outgoing CEO. In light of Ms. Grayson's appointment as Chief Executive Officer in March 2023, the NGC Committee and Board plan to perform an analysis in 2023 looking at market practices to reassess Ms. Grayson’s package. In establishing compensation for Mr. Beckley, consideration was given to his prior compensation, the highly relevant skills and experience he would bring to the role related to US and German companies, and internal relativities with other executive officers.

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

During 2022 Spark did not maintain stock ownership requirements or a compensation recoupment policy. The NGC Committee plans to review this in 2023 as it continues to monitor the development of the Nasdaq exchange's final listing standards. Executive officers are subject to Spark’s Insider Trading Policy which prohibits insider trading and certain speculative transactions, including, but not limited to, short sales, buying put and selling call options (such as zero cost collars and forward sales contracts) and other hedging or derivative transactions in Spark’s securities. The Policy also places limits on the pledging of Spark’s securities as collateral for loans or holding such securities in a margin account for which prior approval is required. In addition to these hedging and pledging restrictions, the Policy establishes a regular blackout period schedule during which the executives may not trade in Spark’s securities and establishes pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in Spark’s securities.

2022 COMPENSATION DECISIONS AND OUTCOMES

Base Salary
Base salaries for our named executive officers are established based on the scope of their responsibilities. Base salaries are reviewed on an annual basis and increases, if any are similar in scope to our overall corporate salary increase. The base salary is paid in twelve equal monthly installments. Named executive officer salaries did not increase in 2022.

Name	2022 Base Salary	2021 Base Salary	Increase
Chelsea A. Grayson (1)	$1,203,816	n/a	n/a
Eric Eichmann(2)	$625,000	$625,000	0%
David Clark (3)	$400,000	$400,000	0%
Frederic Beckley (4)	$390,000	n/a	n/a

(1) Ms. Grayson's salary has been established in the Grayson Inc Service Agreement and Grayson SE Service Agreement (each as defined below) on a monthly basis. The monthly salary under the Grayson Inc Service Agreement is $94,000, and the monthly salary amount under the Grayson SE Agreement is €6,000 per month. Amounts in EUR have been converted into US Dollars based on the average exchange rate of 1.0530 and the combined value is referred to as base salary.
(2) Mr. Eichmann’s salary comprises $525,000 under his employment agreement with Spark Networks, Inc. and $100,000 under his employment agreement with Spark Networks SE. For the purpose of this CD&A the combined value is referred to as base salary.
(3) Mr. Clark’s salary comprises $340,000 under the employment agreement with Spark SocialNet, Inc., a wholly owned subsidiary of the Company, and $60,000 with Spark Networks SE. For the purpose of this CD&A the combined value is referred to as base salary.
(4) 2022 salary reflects Mr. Beckley’s annual rate of base salary established pursuant to the terms of Mr. Beckley's employment agreement with Spark SocialNet, Inc., a wholly owned subsidiary of the Company (the "Beckley Employment Agreement").

Annual Cash Incentives
The annual cash incentive plan is designed to drive near-term business objectives and strategic priorities, and reward for progress and performance delivered during the year. Awards consist of an annual target with performance measures based on a combination of quantitative financial performance goals and a combination of quantitative and qualitative individual objectives. The maximum payout opportunity was increased in 2022 from 150% to 200% of target. Ms. Grayson was not eligible to receive an award in 2022.

(1) For Mr. Beckley, who was appointed during 2022, the NGCC resolved for 2022 to assess his actual annual cash incentive based solely on his individual performance.

Financial Performance
Revenue growth was the primary financial metric approved for 2022, reflecting our priority to drive top-line growth and create shareholder value. In addition, a Marketing Contribution goal was established to assess the effectiveness of our marketing spend. If the goal was not met, any payouts otherwise earned under the annual cash incentive plan were to be capped at target.

The NGC Committee seeks to establish goals that are rigorous, and appropriately align pay with performance, while not incentivizing excessive risk taking. Each metric has a threshold, target and maximum performance goal associated with it, and a corresponding level of payout.

Metric	Weight	Threshold (50% Payout)	Target (100% Payout	Maximum (150% payout)	Stretch (200% payout)	Actual	Achieved Payout (% of target)
Revenue (M)	100%	$217	$225	$229	$233	$188	0%
Marketing Contribution	Cap	Payout cap applies if budget not achieved					n/a
Total							0%

As a result of financial performance failing to reach the threshold performance goal, no payment was earned by our NEOs in respect of this component for 2022.

Individual Performance
The NGC Committee believes that it is also important to incentivize and reward for performance in areas of strategic importance specific to each executive’s role. Objectives are established and approved by the NGC Committee in the first quarter or at appointment, and are intended to reflect drivers of future financial performance. Performance goals are both quantitative and qualitative and reflect areas such as product development, customer satisfaction and human capital management. Nevertheless, as a result of the Company’s failure to meet the financial goals under its annual cash incentive plan, it was decided that no bonuses would be paid to NEOs.

Therefore the NGC Committee approved the following annual incentive payouts for 2022.

Name	Target Cash Incentive	Actual Cash Incentive	Actual (% of Target)
Eric Eichmann	$300,000	$0	0%
David Clark	$200,000	$0	0%
Frederic Beckley	$144,781	$0	0%

Equity Incentives
Long-term incentive awards represent the largest percentage of a named executive officer’s compensation package and are awarded periodically. Awards are designed to incentivize and reward long-term value creation and stock price appreciation, recognize performance, align interests with those of our shareholders and retain top talent.

The design of our equity-based compensation program is influenced by our German incorporation, although it operates in a manner similar to other German and U.S. companies of a similar size to Spark. Awards take the form of virtual options which are structured to operate in a manner consistent with either stock options or restricted stock.

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
In order to provide an incentive equivalent to a full-value award, like a restricted stock unit, awards have no associated exercise price (hence the term ‘zero-priced’). Like market options, they can be settled in cash or shares.

Virtual options are subject to a seven-year term with vesting phased over a four-year period:
•25% of the award vests after 12 months
•6.25% of the award subsequently vests at the end of each quarter

On vesting, awards may be settled in Spark stock, or cash, or a combination thereof.

As noted above, the NGC Committee makes awards periodically to named executive officers with consideration to a range of factors including the market competitiveness of that award at the time of grant, and the potential value and retention power of unvested awards. Following his appointment, in April 2022, Mr. Beckley received an award of 190,000 virtual stock options with an exercise price $2.93 per ADS, and an award of 90,000 zero-priced virtual stock options. Both of Mr. Beckley’s awards vest in accordance with the schedule summarized above consistent with the other executive officers. Ms. Grayson did not receive any equity grants following her appointment as Interim Chief Executive Officer in December 2022.

	Market-priced virtual stock options Operating like stock options		Zero-priced virtual stock options Operating like RSUs		Total value of awards in 2022 (1)
Name	Number	Value (1)	Number	Value (1)
Chelsea A. Grayson	0	$0	0	$0	$0
David Clark	0	$0	0	$0	$0
Frederic Beckley	190,000	$184,490	90,000	$200,340	$384,830
Eric Eichmann	0	$0	0	$0	$0
(1) This value represents the grant date fair value of the stock options granted as computed in accordance with ASC 718 and captured in the Summary Compensation Table.

Additional information on the value of outstanding and vesting equity awards is included in our Pay Versus Performance disclosure which can be found on page 16.

Benefits and Perquisites
Named executive officers are eligible to participate in all of our employee benefit plans on terms consistent with employees in the applicable geography.

Benefit	Eligibility		Key Features
Health & Welfare Insurance Benefits	All full-time US-based employees, including our NEOs	✓	Medical, dental, vision, group life, disability and accidental death and dismemberment insurance, voluntary life and accidental death and dismemberment
Retirement Benefits	All regular US-based employees, including our NEOs	✓
Employer sponsored 401(k) traditional and Roth retirement Safe Harbor plan
Company match is 100% up to 4% of employee contribution with maximum employee contributions and employer match subject to annual federal limits

Mr. Eichmann’s employment agreement provided that Spark Networks, Inc. will reimburse Mr. Eichmann for income tax liabilities to the extent that such liabilities exceed by $25,000 the amount he would have otherwise been obligated to paid had he been subject only to income taxes in the United States.

NOMINATING, GOVERNANCE AND COMPENSATION COMMITTEE REPORT

The NGC Committee has reviewed this Compensation Discussion & Analysis and discussed it with Company management, In reliance on its review and the discussions referred to above, the Committee recommended to the Board that the Compensation Discussion & Analysis be included in the Company's Proxy Statement.

Bradley J. Goldberg (Chair)
Bangaly Kaba
Ulrike Handel

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2022 and 2021, all amounts are in US dollars:

Name	Fiscal Year	Salary	Bonus	Option Awards(1)	Non-equity Incentive Plan Compensation	All Other Compensation(2)	Total
Chelsea Grayson(3)	2022	100,318	—	—	—	193	100,511
Chief Executive Officer	2021	—	—	—	—	—	—
David Clark(4)	2022	400,000	—	—	—	48,859	448,859
Chief Financial Officer	2021	157,052	—	575,500	78,904	16,363	827,819
Frederic Beckley(5)	2022	291,250	—	384,830	—	8,234	684,314
Chief Administrative Officer & General Counsel	2021	—	—	—	—	—	—
Eric Eichmann(6)	2022	625,000	—	—	—	1,081,641	1,706,641
Former Chief Executive Officer	2021	625,000	—	—	75,000	49,398	749,398
(1) The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the named executive officers during the years ended December 31, 2022 and 2021 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 11. to the audited consolidated financial statements included in our Form 10-K. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.
(2) The amounts reported in the All Other Compensation column include health and welfare insurance benefits, and retirement benefits.
(3) Ms. Grayson was appointed Interim Chief Executive Officer on December 1, 2022.
(4) Mr. Clark was appointed Chief Financial Officer on August 10, 2021.
(5) Mr. Beckley was appointed Chief Administrative Officer and General Counsel on April 4, 2022.
(6) Mr. Eichmann ceased serving as an executive officer on November 30, 2022 and terminated employment on January 1, 2023. Severance of $1,034,540 earned by Mr. Eichmann is reflected in the All Other Compensation column.

Outstanding Equity Awards at 2022 Fiscal Year-End Table

The table below sets forth certain information regarding the outstanding equity awards held by our named executive officers as of December 31, 2022.

	Option Awards
			Option Awards			Zero Option Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Expiration Date
Chelsea Grayson			—	—	—	—	—
Chief Executive Officer
David Clark	8/31/21	8/31/21	62,500	137,500	3.77	31,250	68,750	9/30/28
Chief Financial Officer
Frederic Beckley	4/30/22	4/30/22	—	190,000	2.93	—	90,000	5/30/29
Chief Administrative Officer & General Counsel
Eric Eichmann	1/21/20	1/31/20	572,691	—	4.88	56,126	—	2/28/27
Former Chief Executive Officer

Options Exercises and Stock Vested in 2022

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Chelsea Grayson	—	—	—	—
David Clark	—	—	—	—
Frederic Beckley	—	—	—	—
Eric Eichmann	49,671	106,296	—	—
(1) Represents the net shares acquired
(2) Value realized on exercise is based on the difference between the closing price of Spark Networks SE common shares on the date of share transfer and the exercise price.

Employment and Other Compensation Arrangements

Chelsea Grayson. On December 21, 2022, our wholly-owned subsidiary Spark Networks, Inc. entered into an employment agreement with Ms. Grayson (the “Grayson Inc Service Agreement”) with respect to her employment as Interim Chief Executive Officer. The Grayson Inc Service Agreement provides for a monthly base salary of $94,000 ($1,128,000 on an annual basis) and further provides that the Board will consider appropriate additional incentive compensation opportunities in-line with market compensation for publicly traded companies of similar size to the Company, pending development and progression of the Company’s strategic initiatives during her employment period.

Also on December 21, 2022, Spark Networks SE entered into an executive director service agreement with Ms. Grayson (the “Grayson SE Service Agreement”) pursuant to which Ms. Grayson has a monthly base salary of €6,000 (€72,000 on an annual basis) (in addition to her salary under her employment agreement with Spark Networks, Inc.). The term of the Grayson SE Service Agreement is through August 31, 2023, after which time it may be extended by agreement of the parties.

The Board did not adjust Ms. Grayson’s compensation in connection with her appointment to Chief Executive Officer on March 29, 2023.

Eric Eichmann. On November 19, 2019, Spark Networks, Inc. entered into an employment agreement with Mr. Eichmann (the “Eichmann Employment Agreement”) with respect to his employment as Chief Executive Officer of Spark Networks, Inc. The Eichmann Employment Agreement provides for an annual base salary of $525,000 and an annual target bonus amount of not less than $300,000. Pursuant to the Eichmann Employment Agreement, Spark Networks, Inc. reimburses Mr. Eichmann for ordinary course expenses incurred in connection with travel between the Berlin, Germany and New York, New York, and for income tax liabilities to the extent that such liabilities exceed by $25,000 the amount he would have otherwise been obligated to paid had he been subject only to income taxes in the United States.

The Eichmann Employment Agreement provides for payments and benefits in the event that Mr. Eichmann’s employment is terminated under certain circumstances, as described under “Potential Payments upon Termination or Change in Control” below. Also on November 19, 2019, Spark Networks SE entered into an executive director service agreement with Mr. Eichmann (the “Eichmann Executive Director Service Agreement”) pursuant to which Mr. Eichmann has an annual base salary of $100,000 (in addition to his salary under his employment agreement with Spark Networks, Inc.) The term of the Eichmann Executive Director Service Agreement is four years and six months.

David Clark. Mr. Clark’s employment agreement with Spark SocialNet, Inc., a wholly-owned subsidiary of Spark Networks, Inc., provides for a base salary at an annual rate of $400,000 (of which $60,000 is paid by Spark Networks SE) and an annual bonus with a target amount of not less than 50% of his annual base salary based on the achievement of individual and Company performance goals to be determined by the Board. Mr. Clark’s employment provides for payments and benefits in the event that Mr. Clark’s employment is terminated under certain circumstances, as described under “Potential Payments upon Termination or Change in Control” below. Also, in connection with Mr. Clark’s hiring, Spark Networks SE entered into an executive director service agreement with Mr. Clark pursuant to which Mr. Clark has an annual base salary of $60,000 (in addition to his annual salary $340,000 paid by Spark Networks, Inc.). The term of such agreement is in accordance with the German Corporate Governance Codex limited to 3 years.

Frederic Beckley. Mr. Beckley’s employment agreement with Spark SocialNet, Inc. provides for a base salary at an annual rate of $390,000 and an annual bonus with a target amount of not less than 50% of his annual base salary based on the achievement of individual and Company performance goals to be determined by the Board. Mr. Beckley’s employment provides for payments and benefits in the event that Mr. Beckley’s employment is terminated under certain circumstances, as described under “Potential Payments upon Termination or Change in Control” below.

Potential Payments Upon Termination or Change in Control

Chelsea Grayson. Upon a termination of employment for any reason, Ms. Grayson is not entitled to receive any severance or other termination payments under the Grayson Inc. Service Agreement or the Grayson SE Service Agreement and will have the right to receive only accrued base salary and benefits.

Eric Eichmann. Pursuant to the Eichmann Employment Agreement, if Mr. Eichmann’s employment is terminated by Spark Networks, Inc. without cause (other than on account of death or disability) or by Mr. Eichmann with good reason, then (i) if such termination occurs within 18 months of the date of his employment agreement, Mr. Eichmann is eligible to receive severance in an amount equal to 18 months of his annual base salary and his annual bonus amount for such period, plus an amount equal to the then current annual base salary and annual bonus payable to Mr. Eichmann pursuant to the Eichmann Executive Director Service Agreement, paid in the form of salary continuation, as well as reimbursement of COBRA continuation coverage premium payments for 18 months; and (ii) if such termination occurs more than 18 months following the date of his employment agreement, Mr. Eichmann is eligible to receive severance in an amount equal to 12 months of his annual base salary and his annual bonus amount for such period plus an amount equal to the then current annual base salary and annual bonus payable to Mr. Eichmann pursuant to the Eichmann Executive Director Service Agreement, paid in the form of salary continuation, as well as reimbursement of COBRA continuation coverage premium payments for 12 months. Mr. Eichmann’s eligibility for severance is conditioned on Mr. Eichmann having first signed a release agreement in a form reasonably acceptable to the Board.

Mr. Eichmann would be entitled to additional payments in the event of certain terminations of employment under the Eichmann Executive Director Service Agreement, which may be terminated by either party with notice of six months (if termination occurs within 12 months after commencement of employment) or 75 days (if termination occurs more than 12 months after commencement of employment), unless the termination is for “important reason”. Mr. Eichmann is entitled to continue receiving his salary under the Eichmann Executive Director Service Agreement during the applicable notice period in addition to severance under the Eichmann Employment Agreement. In the event of Mr. Eichmann’s death, the Company will provide Mr. Eichmann’s surviving dependents with an insured sum pursuant to an accident insurance policy equal to €900,000, and Mr. Eichmann’s surviving dependents will be also entitled to receive the Mr. Eichmann’s salary for the remainder of the month of death and two subsequent months. In the event of Mr. Eichmann’s disability, the Company will provide Mr. Eichmann with an insured sum equal to €1,800,000, and Mr. Eichmann will be entitled to receive continued payment of his salary for six months, or the remainder of the term of the Eichmann Executive Director Service Agreement, if shorter. Mr. Eichmann will also be entitled to receive payment equal to 50% of his salary under the Eichmann Executive Director Service Agreement for the duration of the one-year non-competition covenant set forth in the Eichmann Executive Director Service Agreement, except that this amount will not be payable to the extent he receives severance under the Eichmann Employment Agreement. Upon Mr. Eichmann’s mutual termination of employment without cause on December 31, 2022, the Board determined that Mr. Eichmann was eligible to receive the severance payments and benefits applicable to a termination without cause pursuant to the terms of the Eichmann Employment Agreement. In connection with such termination, Mr. Eichmann executed a release of claims in favor of the Company and receiving payments and benefits pursuant to the terms of his employment agreement.

David Clark. In the event that Spark Networks, Inc. terminates Mr. Clark’s employment (other than for cause, or on account of death or by disability), Mr. Clark is eligible to receive an amount equal to one year of his then-current annual base salary, payable in the form of salary continuation, and he vests in the number of options that would have vested on the vesting date immediately following his termination of employment if Mr. Clark had remained employed by the Company such vesting date. Mr. Clark’s eligibility for severance is conditioned on him having first signed a release agreement in the form reasonably acceptable to the Board. In addition, in the event that his employment is terminated by Spark Networks without cause, or Mr. Clark terminates his employment with good reason, Mr. Clark is entitled to receive any annual bonus earned but not yet paid and a pro-rated annual bonus for the year in which his employment terminates.

Mr. Clark would be entitled to additional payments in the event of certain terminations of employment under the Clark Executive Director Service Agreement, which may be terminated by either party with notice of six months (if termination occurs within 12 months after commencement of employment) or 75 days (if termination occurs more than 12 months after commencement of employment), unless the termination is for “important reason”. Mr. Clark is entitled to continue receiving his salary under the Clark Executive Director Service Agreement during the applicable notice period in addition to severance under the Clark Employment Agreement. In the event of Mr. Clark’s death, the Company will provide Mr. Clark’s surviving dependents with an insured sum pursuant to an accident insurance policy equal to €600,000, and Mr. Clark’s surviving dependents will be also entitled to receive the Mr. Clark’s salary for the remainder of the month of death and two subsequent months. In the event of Mr. Clark’s disability, the Company will provide Mr. Clark with an insured sum equal to €1,200,000, and Mr. Clark will be entitled to receive continued payment of his salary for six months, or the remainder of the term of the Clark Executive Director Service Agreement, if shorter. Mr. Clark will also be entitled to receive payment equal to 50% of his salary under the Clark Executive Director Service Agreement for the duration of the one-year non-competition covenant set forth in the Clark Executive Director Service Agreement, except that this amount will not be payable to the extent he receives severance under the Clark Employment Agreement. Effective on April 14, 2023, Mr. Clark’s employment terminated as a mutual separation without cause, and Mr. Clark will receive severance compensation and other termination benefits pursuant to the terms of his employment agreement.

Frederic Beckley. In the event that Spark Networks, Inc. terminates Mr. Beckley’s employment (other than for cause or on account of death or disability, Mr. Beckley is eligible to receive an amount equal to one year of his then-current annual base salary, payable in the form of salary continuation, and he vests in the number of options that would have vested on the vesting date immediately following his employment termination date if Mr. Beckley had remained employed by the Company through such vesting date. Mr. Beckley’s eligibility for severance is conditioned on him having first signed a release agreement in the form reasonably acceptable to the Board. In addition, in the event that his employment is terminated by Spark Networks, Inc. without cause, or Mr. Beckley terminates his employment for good reason, he is entitled to receive payment of any annual bonus earned but not yet paid and a pro-rated annual bonus for the year in which his employment terminates.

The tables below reflect the amount of compensation our named executive officers would receive, assuming their employment terminated occurred on December 31, 2022 under certain circumstances. The amount of compensation payable to each named executive officer assumes a termination without cause or for good reason (except as otherwise indicated). No compensation is payable upon termination for cause or without good reason.

Named Executive Officer	Cash Severance	Bonus	Health Benefits(1)	Total Compensation
Chelsea A. Grayson	$0	$0	$0	$0
David Clark (2)	$480,167	$200,000	$35,000	$715,167
Frederic Beckley (2)	$390,000	$195,000	$35,000	$620,000
Eric Eichmann	$699,540	$300,000	$35,000	$1,034,540
(1) Reflects the estimated value of COBRA premium reimbursement.
(2) Amounts for Mr. Clark and Mr. Beckley assume a termination by the Company without cause. In the event Mr. Clark or Mr. Beckley terminated his employment with the Company for good reason, solely the amount set forth under “Bonus” would be payable.

2022 PAY VERSUS PERFORMANCE TABLE AND SUPPORTING NARRATIVE

The following table and supporting narrative contain information regarding “compensation actually paid” to our named executive officers and the relationship to company performance.

Pay Versus Performance Table

Year	Summary Compensation Table Total for PEO ($) (1)	Compensation Actually Paid to PEO ($) (1)	Summary Compensation Table Total for PEO 2 ($) (2)	Compensation Actually Paid to PEO 2 ($) (2)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($) (3)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($) (3)	Value of Initial Fixed $100 Investment Based On:	Net Income (Loss) ($) (thousands)
							Total Shareholder Return ($)
2022	$1,706,641	$845,654	$100,511	$100,511	$566,587	$234,565	$12	$(44,190)
2021	$749,398	($491,147)	$0	$0	$507,067	$352,799	$59	$(68,155)
(1) Reflects compensation for our former Chief Executive Officer, Mr. Eichmann, who served as our Principal Executive Officer (PEO) in 2020, 2021 and part of 2022.

(2) Reflects compensation for our Interim Chief Executive Officer, Ms. Grayson, who served as our PEO for part of 2022.

(3) Reflects compensation for Ms. Bendzulla, Mr. Clark, Mr. Althaus, and Ms. Um in 2021; and Mr. Clark and Mr. Beckley in 2022.

To calculate “compensation actually paid” for our PEO and other NEOs the following adjustments were made to Summary Compensation Table total pay.

Adjustments	PEO - Eichmann		PEO - Grayson		Avg. Other NEOs
	2022	2021	2022	2021	2022	2021
Summary Compensation Table Total	$1,706,641	$749,398	$100,511	$0	$566,587	$507,067
Deduction for amounts reported in “Option Awards” column of the Summary Compensation Table	$0	$0	$0	$0	($192,415)	($170,910)
Addition of fair value at fiscal year (FY) end, of equity awards granted during the FY that remained outstanding	$0	$0	$0	$0	$47,300	$159,170
Addition of change in fair value at FY end versus prior FY end for awards granted in a prior FY that remained outstanding	$0	($1,131,599)	$0	$0	($165,344)	($49,868)
Addition of change in fair value at vesting date versus prior FY end for awards granted in prior FY that vested during the FY	$(157,505)	($108,946)	$0	$0	($21,563)	($9,458)
Deduction of the fair value at the prior FY end for awards granted in prior FY that failed to meet their vesting conditions	$(703,482)	$0	$0	$0	$0	($83,203)
Compensation Actually Paid	$845,654	($491,147)	$100,511	$0	$234,565	$352,799

The fair value of virtual stock options reported as part of “compensation actually paid” were calculated using a Black-Scholes option pricing model. The assumptions used in estimating fair value for virtual stock option awards granted are as follows:

Virtual market-priced stock options	2022	2021	2020
Volatility	72.8%	64.7% - 72.8%	59.3% - 72.8%
Expected life (years)	5.32 – 5.40	4.14 – 4.86	2.21 – 4.21
Dividend yield	0%	0%	0%
Risk-free rate	3.98% - 3.99%	1.21% - 4.10%	0.20% - 4.44%

Virtual zero-priced stock options	2022	2021	2020
Volatility	72.8%	64.7% - 72.8%	59.3% - 72.8%
Expected life (years)	1.34 – 1.40	0.84 – 1.64	0.43 – 1.82
Dividend yield	0%	0%	0%
Risk-free rate	4.60% - 4.62%	0.56% - 4.73%	0.04% - 4.75%

Compensation Actually Paid Versus Company Performance

The graphs below visually describe the relationship between company performance, as measured by total shareholder return and net income (loss), relative to named executive officer pay. We have also included summary compensation table pay given the relative movement in each is helpful to observe. Compensation data for our two PEOs is summed in the PEO charts.

Pay versus Total Shareholder Return
Indexed Total Shareholder Return
Compensation Actually Paid ($mm)
$100
$80
$60
$40
$20
$0
-$20
-$40
-$60
$1.0
$0.8
$0.6
$0.4
$0.2
$0.0
-$0.2
-$0.4
-$0.6
2021
2022
SCT - PEOs
CAP - PEOs
Company

Pay versus Total Shareholder Return
$100
$80
$60
$40
$20
$0
-$20
-$40
-$60
Indexed Total Shareholder Return
$0.6
$0.5
$0.4
$0.3
$0.2
$0.1
$0.0
Compensation Actually Paid ($mm)
2021
2022
SCT - NEO Avg
CAP - NEO Avg
Company

Pay versus Net Income
$80
$60
$40
$20
$0
-$20
-$40
-$60
-$80
Net Income ($m)
$1.0
$0.8
$0.6
$0.4
$0.2
$0.0
-$0.2
-$0.4
-$0.6
Compensation Actually Paid ($mm)
2021
2022
SCT - PEOs
CAP - PEOs
Net Income

Pay versus Net Income
$80
$60
$40
$20
$0
-$20
-$40
-$60
-$80
Net Income ($m)
$0.6
$0.5
$0.4
$0.3
$0.2
$0.1
$0.0
Compensation Actually Paid ($mm)
2021
2022
SCT - NEO Avg
CAP - NEO Avg
Net Income

DIRECTOR COMPENSATION

We compensate our non-executive directors in accordance with our Articles of Association.

Director compensation was established to comply with the German Corporate Governance Code and consequently, director compensation is currently paid solely in the form of cash. During our 2021 shareholder engagement, questions were specifically asked about why Directors do not receive any of their compensation in the form of equity, as is customary in the United States. This reflects limitations we are subject to under German law, rather than an active choice to deviate from market norms in a relevant geography for our business, talent and shareholders. Regardless, we believe that the compensation system in place provides a reasonable balance between US and German compensation practices for the Board and its Committees, and enables us to attract and retain high caliber talent.

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

The following table sets forth the compensation earned by or paid to our non-employee directors for services provided during the year ended December 31, 2022. Other than as described below, none of our non-employee directors received any fees or reimbursement of any expenses (other than customary expenses incurred in connection with the attendance of Board or Committee meetings or any equity or non-equity awards in the year ended December 31, 2022. Amounts have been converted from the policy values set out above into US Dollars based on the average 2022 exchange rate of 1.0530.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Axel Hefer(2)	64,935	—	64,935
Bangaly Kaba	94,770	—	94,770
Bradley J. Goldberg	117,234	—	117,234
Chelsea A. Grayson(6)	94,551	—	94,551
Colleen Birdnow Brown	127,457	—	127,457
David Khalil(3)	63,180	—	63,180
Joseph E. Whitters	107,055	—	107,055
Michael McConnell(4)	32,467	—	32,467
Ulrike Handel(5)	31,590	—	31,590
(1) The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the director during the year ended December 31, 2022 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 11. to the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2022. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the options.
(2) Mr. Hefer was a Director of the Board until August 31, 2022.
(3) Mr. Khalil was a Director of the Board until August 31, 2022.
(4) Mr. McConnell was appointed to the Board of Directors on August 31, 2022.
(5) Ms. Handel was appointed to the Board of Directors on August 31, 2022.
(6) Ms. Grayson was an independent director prior to being appointed interim Chief Executive Officer in December 2022, so this figure reflects her compensation as an independent director.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b). Exhibits required by Item 601 of Regulation S-K

The information required by this item is set forth on the exhibit index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
3.1	Spark Networks SE Amended Articles of Association, dated September 14, 2022.	8-K	001-38252	September 16, 2022	3.1
3,2	Rules of Procedure for the Administrative Board of Spark Networks SE	10-K	001-38252	March 31, 2021	3,3
4.1	Form of Specimen Certificate representing Ordinary Shares of Spark Networks SE	F-4/A	333-220000	September 29, 2017	4.1
4.2	Deposit Agreement	F-6	333-220610	September 25, 2017	1
4.3	Form of American Depositary Receipt	F-6	333-220610	September 25, 2017	1.A
4.4	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38252	March 31, 2023	4.4
10.1†	Employment Agreement, dated as of November 18, 2019, by and between Spark Networks, Inc., and Eric Eichmann*	10-K	001-38252	March 16, 2022	10.2
10.2†	Employment Agreement, dated December 21, 2022, by and between Spark Networks, Inc. and Chelsea A. Grayson*	8-K	001-38252	December 23, 2022	10.2
10.3†	Employment Agreement, dated as of June 16, 2021, effective as of August 10, 2021, by and between Spark Networks SE and David Clark*	8-K	001-38252	June 17, 2021	10.1
10.4†	Amendment to Employment Agreement, dated as of August 10, 2021, by and between Spark Networks SE and David Clark*	10-K	001-38252	March 16, 2022	10.10
10.5†	First Amendment to Employment Agreement with David Clark, dated as of May 9, 2022, by and between Spark Networks SE and David Clark*	10-Q	001-38252	May 10, 2022	10.2
10.6†	Executive Director Service Agreement, dated as of June 16, 2021, by and between Spark Networks SE and David Clark*	10-K	001-38252	March 16, 2022	10.8
10.7†	Executive Director Service Agreement between Spark Networks SE and Eric Eichmann, dated as of November 18, 2019*	10-K	001-38252	March 16, 2022	10.1
10.8†	Executive Director Service Agreement, dated as of December 21, 2022, by and between Spark Networks SE and Chelsea A. Grayson*	8-K	001-38252	December 23, 2022	10.1
10.9†	Employment Agreement, dated as of April 4, 2022, by and between Spark Networks, Inc. and Frederic Beckley*	10-K	001-38252	March 31, 2023	10.9
10.10	Limited Waiver and First Amendment to Loan Agreement dated as of May 21, 2020	20-F	001-38252	June 12, 2020	4.22
10.11	Second Amendment to Loan Agreement dated as of December 2, 2020	6-K	001-38252	December 3, 2020	4.1
10.12	Limited Waiver under Loan Agreement dated as of March 5, 2021	10-Q	001-28252	August 23, 2021	10.3

10.13	Spark Networks SE Virtual Stock Option Plan, dated as of November 2017, including forms of agreements*	S-8	333-222277	December 22, 2017	4.1
10.14	Spark Networks SE Virtual Stock Option Plan, dated March 2018*	20-F	001-38252	April 25, 2018	4.6
10.15	Spark Networks, Inc. 2007 Omnibus Incentive Plan, including forms of agreements*	8-K	001-32750	July 9, 2007	10.6
10.16†	Spark Networks SE 2020 Long Term Incentive Plan (including form of Grant Letter)*	6-K	001-38252	January 30, 2020	10.1
10.17	Agreement and Plan of Merger, dated March 21, 2019 among Spark Networks SE, Chemistry Inc., Zoosk, Inc. and Fortis Advisors LLC as the Holders' Representative	6-K	001-38252	March 22, 2019	2.1
10.18	Financing Agreement, dated as of March 11, 2022, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and MGG Investment Group LP, as collateral agent and administrative agent	8-K	001-38252	March 14, 2022	10.1
10.19	Amendment No. 1 to Financing Agreement, dated as of August 5, 2022, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	August 9, 2022	10.1
10.20	Amended and Restated Amendment No. 1 to Financing Agreement, dated as of August 19, 2022, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	August 23, 2022	10.1
10.21	Form of Indemnification Agreement	10-K	001-38252	March 31, 2021	10.14
10.22	Amendment No.2 to Financing Agreement and Forbearance Agreement, dated as of March 29, 2023, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc., and MGG Investment Group LP	10-K	001-38252	March 31, 2023	10.22
21.1	List of Subsidiaries, dated December 31, 2022	10-K	001-38252	March 31, 2023	21.1
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	10-K	001-38252	March 31, 2023	23.1
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
						Filed
101.INS	XBRL Instance Document.	10-K	001-38252	March 31, 2023		Filed
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-38252	March 31, 2023		Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-38252	March 31, 2023		Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-38252	March 31, 2023		Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-38252	March 31, 2023		Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-38252	March 31, 2023		Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	10-K	001-38252	March 31, 2023		Filed

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

Spark Networks SE

Date: April 28, 2023	By:	/s/ Chelsea A. Grayson
Chelsea A. Grayson
Chief Executive Officer