Form 10-Q
period 2023-03-31
Spark Networks SE
filed 2023-05-15
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares outstanding as of May 10, 2023 was 2,625,476.

PART I
Financial Information

Item 1. Financial Statements

Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,282	$11,438
Accounts receivable, net of allowance of $177 and $85, respectively	5,585	5,154
Prepaid expenses	3,634	3,514
Other current assets	2,200	1,557
Total current assets	21,701	21,663
Property and equipment, net of accumulated depreciation of $5,167 and $4,782, respectively	5,467	4,956
Goodwill	119,287	119,276
Intangible assets, net of accumulated amortization of $17,111 and $16,798, respectively	11,887	13,299
Other assets	5,422	5,183
Total assets	$163,764	$164,377
Liabilities and Shareholders' Deficit
Current liabilities:
Debt	$95,093	$94,817
Accounts payable	7,553	6,487
Deferred revenue	28,945	28,085
Accrued expenses and other current liabilities	26,848	24,247
Total current liabilities	158,439	153,636
Deferred tax liabilities	408	409
Other liabilities	17,017	17,118
Total liabilities	175,864	171,163
Contingencies (Note 7)
Shareholders' Deficit:
Common stock, €1.00 nominal value; 3,992,078 shares authorized; 2,661,386 shares issued; 2,625,476 shares outstanding as of March 31, 2023 and 2,623,820 shares outstanding as of December 31, 2022	3,064	3,064
Treasury stock, at €1.00 nominal value; 35,910 shares as of March 31, 2023 and 37,566 shares as of December 31, 2022	(40)	(42)
Additional paid-in capital	224,664	224,506
Accumulated deficit	(248,952)	(244,593)
Accumulated other comprehensive income	9,164	10,279
Total shareholders' deficit	(12,100)	(6,786)
Total liabilities and shareholders' deficit	$163,764	$164,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$41,339	$49,907
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	27,292	34,246
Other operating expenses	13,506	15,435
Depreciation and amortization	618	603
Impairment of intangible assets	1,100	—
Total operating costs and expenses	42,516	50,284
Operating loss	(1,177)	(377)
Other income (expense):
Interest expense	(3,857)	(6,882)
Gain (Loss) on foreign currency transactions	680	(767)
Other income	40	263
Total other expense, net	(3,137)	(7,386)
Loss before income taxes	(4,314)	(7,763)
Income tax benefit (expense)	(45)	292
Net loss	(4,359)	(7,471)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,115)	1,093
Comprehensive loss	$(5,474)	$(6,378)

Loss per share:
Basic loss per share	$(1.66)	$(2.85)
Diluted loss per share	$(1.66)	$(2.85)

Weighted average shares outstanding:
Basic	2,624,795	2,617,397
Diluted	2,624,795	2,617,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Shareholders' (Deficit) Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' deficit
Balance at January 1, 2023	2,661,386	$3,064	(37,566)	$(42)	$224,506	$(244,593)	$10,279	$(6,786)
Stock-based compensation	—	—	—	—	173	—	—	173
Treasury stock issued pursuant to equity-based plans	—	—	1,656	2	(15)	—	—	(13)
Net loss	—	—	—	—	—	(4,359)	—	(4,359)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,115)	(1,115)
Balance at March 31, 2023	2,661,386	$3,064	(35,910)	$(40)	$224,664	$(248,952)	$9,164	$(12,100)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,103	$(200,403)	$6,977	$32,693
Stock-based compensation	—	—	—	—	502	—	—	502
Net loss	—	—	—	—	—	(7,471)	—	(7,471)
Foreign currency translation adjustments	—	—	—	—	—	—	1,093	1,093
Balance at March 31, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,605	$(207,874)	$8,070	$26,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,359)	$(7,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	603
Impairment of intangible assets	1,100	—
Loss on tangible and intangible assets	—	15
Unrealized (gain) loss on foreign currency transactions	(337)	1,078
Stock-based compensation expense	173	502
Amortization of debt issuance costs and accretion of debt discounts	564	805
Loss on extinguishment of debt	—	3,964
Deferred tax expense	—	(79)
Provision for credit losses	197	142
Non-cash lease expense	562	546
Change in operating assets and liabilities:
Accounts receivable	(626)	261
Prepaid expenses and other current assets	(728)	(1,053)
Other assets	(775)	(31)
Accounts payable, accrued expenses, and other current liabilities	3,499	(10,282)
Other liabilities	(505)	(599)
Deferred revenue	595	1,124
Net cash used in operating activities	(22)	(10,475)
Capital expenditures	(840)	(490)
Net cash used in investing activities	(840)	(490)
Proceeds from debt, net of discount and issuance costs	—	97,750
Repayment of debt	—	(85,552)
Debt issuance costs paid to third parties	—	(3,531)
Payment of early extinguishment of debt charge	—	(893)
Net cash provided by financing activities	—	7,774

Net change in cash and cash equivalents and restricted cash	(862)	(3,191)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(291)	55
Net decrease in cash and cash equivalents and restricted cash	(1,153)	(3,136)
Cash and cash equivalents and restricted cash at beginning of period	11,569	16,279
Cash and cash equivalents and restricted cash at end of period	$10,416	$13,143

Supplemental disclosure of cash flow information:
Cash paid for interest including payment of early extinguishment of debt charges of $— and $893, respectively	$3,295	$2,953
Cash paid for income taxes	$—	$29
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$75	$—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Mar-23	Dec-22
Cash and cash equivalents	$10,282	$11,438
Restricted cash included in other current assets	$134	$131
Total cash and cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$10,416	$11,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Basis of Presentation and Consolidation

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), regarding interim financial reporting. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's balance sheets, statement of operations and comprehensive loss, statement of shareholders' (deficit) equity and statement of cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the Company's entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with U.S. GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022, which are included in our 2022 Form 10-K.

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

Liquidity and Capital Resources

Going Concern

The Company's financial statements are prepared in accordance with U.S. GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of the financial statements, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Principal conditions and events leading to this conclusion are that the Company has generated losses from operations, continues to have declines in revenues, incurred impairment charges to its Zoosk goodwill and intangible assets, has cash outflows from operations and has a working capital deficiency. Based on these conditions and events, we may not be able to comply with the covenants under our Financing Agreement (see Note 6. Debt) over the next 12 months, specifically related to the maximum leverage ratio covenant. The Company plans to alleviate these conditions and events by implementing additional cost reduction measures to reduce our operating expenses and optimize our net working capital and profit.

On March 29, 2023, we entered into an Amendment and Forbearance Agreement with our lender, MGG Investment Group LP, due to not delivering financial statements accompanied by a report and an opinion that does not include any qualification, exception or explanatory paragraph expressing substantial doubt about the ability to continue as a going concern (“Event of Default”). Among other terms, this agreement contains terms that state during the forbearance period, defined as the date of the Agreement through the earlier of May 15, 2023 or the occurrence of a Termination Event (as defined in the Amendment and Forbearance Agreement), our lender agrees to forbear from exercising any of its remedies with respect to this Event of Default. Based on these facts and circumstances, we have reclassified the debt from long-term to current within the Unaudited Condensed Consolidated Balance Sheets. On May 15, 2023, we entered into Amendment No. 1 to Forbearance Agreement with MGG, pursuant to which the forbearance period was extended through the earlier of May 25, 2023 or the occurrence of a Termination Event. We intend to renegotiate certain terms of our Financing Agreement (including possibly an additional extension of the forbearance period) during this additional forbearance period.

If we are not able to extend the forbearance period or renegotiate certain terms of the Financing Agreement, our lender could declare all or any portion of the loans then outstanding to be accelerated and due and payable, including the aggregate principal of loans outstanding, accrued and unpaid interest thereon, and all fees, premiums and other amounts payable under the Financing Agreement. Our lender could also require that we and our subsidiaries that have guaranteed our indebtedness pay the obligations in full, and exercise all of its available remedies as a secured party following an event of default with respect to all of our and our subsidiary guarantors’ assets that serve as collateral securing our indebtedness, including foreclosing on, and disposing of, our and our subsidiary guarantors’ assets. If any such demand was to be made, there can be no assurance that our assets would be sufficient to repay the indebtedness in full; if our assets were insufficient to repay the indebtedness in full following such a demand, and if we were not able to come to a satisfactory arrangement with our lender to restructure our indebtedness, possible outcomes for the Company would include filing for bankruptcy or being forced into bankruptcy. If any of these events were to occur, our ability to fund our operations could be materially impaired.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended March 31, 2023 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Revenue

For the three months ended March 31, 2023 and 2022, revenue was as follows:

	Three Months Ended March 31, 2023
(in thousands)	2023	2022
Subscription revenue	$39,361	$47,542
Virtual currency revenue	1,332	1,525
Advertising revenue	646	840
Total Revenue	$41,339	$49,907

Revenue disaggregated by geography, based on where the revenue is generated, consists of the following:

	Three Months Ended March 31, 2023
(in thousands)	2023	2022
United States	$28,936	$33,431
Germany	253	284
Rest of world	12,150	16,192
Total Revenue	$41,339	$49,907

During the three months ended March 31, 2023 and 2022, the Company recognized $22.9 million and $26.1 million of revenue, respectively, that was included in the deferred revenue balances as of December 31, 2022 and 2021, respectively.

Note 3. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $0.0 million and income tax benefit of $0.3 million, respectively, which reflects an effective tax rate of (1.0)% and 3.8%, respectively. The decrease in the income tax expense for the three months ended March 31, 2023 was primarily driven by the reduced book income and changes in the valuation allowance.

The Company had a valuation allowance against certain U.S., Israel, and German deferred tax assets as of both March 31, 2023 and December 31, 2022. The Company evaluates on a quarterly basis whether the deferred tax assets are realizable which requires significant judgement. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The Company intends to maintain these valuation allowances until there is sufficient evidence to support reversal of all or some portion of them.

As of March 31, 2023 and December 31, 2022, the Company has $4.9 million and $4.5 million of unrecognized tax benefits, respectively. Of the $4.9 million of unrecognized tax benefits as of March 31, 2023, $1.9 million would impact the effective tax rate if recognized, and $2.9 million would result in an increase in the valuation allowance. As of March 31, 2023 and December 31, 2022, the Company has recorded $0.9 million and $0.8 million of interest and penalties for both periods related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties as a component of income tax expense.

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

Note 4. Goodwill and Intangible Assets

Goodwill

The Company completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the three months ended March 31, 2023, the Company did not identify any impairment triggering events related to goodwill.

The following table summarizes the changes in the carrying amount of goodwill for the periods indicated:

(in thousands)
Balance as of January 1, 2023	$119,276
Impact of currency translation	11
Balance as of March 31, 2023	$119,287

Balance as of January 1, 2022	$134,744
Impact of currency translation	(11)
Balance as of March 31, 2022	$134,733

The total accumulated impairment loss of the Company's goodwill as of March 31, 2023 and December 31, 2022 was $99.9 million.

Intangible Assets

Intangible assets consists of the following as of March 31, 2023 and December 31 2022:

	March 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(52,251)	$—	$—	$11,549
Long-lived intangible assets:
Brands and trademarks	86	—	(59)	(1)	26
Acquired technology	5,910	—	(5,598)	—	312
Customer relationships	10,780	—	(10,780)	—	—
Licenses and domains	205	—	(204)	(1)	—
Other	470	—	(470)	—	—
Total intangible assets	$81,251	$(52,251)	$(17,111)	$(2)	$11,887

	December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(51,151)	$—	$—	$12,649
Long-lived intangible assets:
Brands and trademarks	86	—	(58)	(2)	26
Acquired technology	5,910	—	(5,286)	—	624
Customer relationships	10,780	—	(10,780)	—	—
Licenses and domains	205	—	(204)	(1)	—
Other	470	—	(470)	—	—
Total intangible assets	$81,251	$(51,151)	$(16,798)	$(3)	$13,299

During the three months ended March 31, 2023 the Company recognized impairment charges of $1.1 million related to the Zoosk tradename due to lowered revenue expectations. Note that during the three months ended March 31, 2022 there were no impairment charges. The Company estimated the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. The Company used a royalty rate of 3% and weighted average cost of capital of 26% to estimate the fair value of Zoosk tradename.

Amortization expense for the three months ended March 31, 2023 and March 31, 2022 was $0.3 million and $0.3 million, respectively.

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Accrued advertising	$7,077	$6,257
Accrued employee compensation and benefits	2,229	1,614
Accrued professional fees	1,003	944
Accrued service providers	1,501	1,501
Accrued value-added, sales, and other non-income-based taxes	10,300	9,078
Current portion of income tax payable	1,750	1,812
Current portion of lease liabilities	2,348	2,422
Other	640	619
Accrued expenses and other current liabilities	$26,848	$24,247

Other liabilities consist of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Deferred payment to Zoosk's shareholders	$13,007	$12,716
Lease liabilities, less current portion	911	1,416
Sublease security deposit	1,038	1,038
Other	2,061	1,948
Other liabilities	$17,017	$17,118

Note 6. Debt

MGG Term Loan Agreement

On March 11, 2022, the Company entered into a Financing Agreement (the "Financing Agreement") with Zoosk, Inc. and Spark Networks, Inc., the subsidiary guarantor party thereto, the lender party thereto, and MGG Investment Group LP ("MGG"), as administrative agent and collateral agent. The Financing Agreement provides for senior secured term loans with an aggregate principal of $100.0 million (collectively, the "Term Loan"). Substantially all of the Company's assets are pledged as collateral. Borrowings under the Term Loan initially accrued interest at a rate equal to LIBOR plus an applicable margin of 7.5% per annum (subject to changes set forth in the Amendment (as defined below)). The proceeds were used to repay in full all amounts outstanding under the loan facilities with Blue Torch Finance LLC. The outstanding principal amounts will be repayable in quarterly payments of $1.25 million commencing with the quarter ending June 30, 2023 through March 31, 2025, and $2.50 million commencing with the quarter ending June 30, 2025 and thereafter.

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

As of March 31, 2023, the aggregated outstanding principal balance and amortized cost basis of the Term Loan was $100.0 million and $95.1 million, respectively.

The Annual Report on Form 10-K for the year ended December 31, 2022 included an opinion with an explanatory paragraph expressing substantial doubt about the ability of the Company and its Subsidiaries to continue as a going concern which caused the Company to fail to comply with Section 7.01(a) under the Financing Agreement, which constitutes an Event of Default. See Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further discussion. As of March 31, 2023, we were in compliance with all other covenants.

Termination of Blue Torch Term Loan Facility and Blue Torch Revolving Credit Facility

During the quarter ended March 31, 2022, the Company used funds borrowed under the Financing Agreement to pay off the outstanding balance of the debt under the existing Blue Torch term loan facility (the "Blue Torch Term Loan Facility") with a principal amount of $85.6 million, and the amortized cost basis of $82.1 million as of December 31, 2021. The Company terminated the Blue Torch Loan Facility and recognized a loss on extinguishment of debt of $3.9 million, which is comprised of $3.0 million of unamortized debt issuance cost offset by the debt discount with the Blue Torch Term Loan Facility, and a prepayment penalty of $0.9 million. The loss on extinguishment of debt is included in the Interest expense on the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss for the fiscal quarter ended March 31, 2022.

Additionally, the Company terminated the existing Blue Torch revolving credit facility (the "Blue Torch Revolving Credit Facility") and recognized a loss on extinguishment of debt of $0.1 million during the quarter ended March 31, 2022 for unamortized transaction costs and upfront fees related to the Blue Torch Revolving Credit Facility, which was included in Interest expense in the Company's Condensed Consolidated Statement of Operations and Comprehensive Loss for the fiscal quarter ended March 31, 2022. There was no outstanding debt under the Blue Torch Revolving Credit Facility at the time of termination.

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

Cybersecurity Matters

In July 2020, a group of lawyers different from those who filed a putative class action in July 2020 related to the Zoosk security incident , filed 77 separate arbitration demands against Zoosk in the Judicial Arbitration and Mediation Services, Inc. ("JAMS") arbitration forum. That same counsel subsequently filed three more substantially identical arbitration demands with JAMS and identified to Zoosk an additional 1,370 claimants on whose behalf such counsel threatened to file substantially identical demands with JAMS, for a total of 1,450 claimants represented by such counsel and identified to Zoosk. Zoosk objected that neither JAMS nor any arbitrator appointed by JAMS had authority to arbitrate any of these claims or to rule on the issue of arbitrability. JAMS decided to commence arbitration proceedings in regard to one of the arbitration claims, but that claim was withdrawn in November 2021 as it was established that the claimant was not affected by the incident. On May 5, 2021, the same group of attorneys that filed the arbitration demands, described above, filed a petition to compel arbitration in the U.S. District Court for the Northern District of California on behalf of three other individuals claiming to be Zoosk users affected by the 2020 security incident. The attorneys then voluntarily dismissed the petition in its entirety on July 15, 2021. JAMS initiated three further arbitration claims previously filed and indicated it intended to proceed with those arbitrations if requisite fees were paid. Zoosk refused to pay the respondents’ share of the initiation fee for those arbitrations. On December 8, 2021, the same attorneys then filed a petition to compel arbitration in Orange County Superior Court in California on behalf of those three individuals. In response, Zoosk filed a motion to dismiss the California petition based on the forum selection clause in the Zoosk TOU that selects New York as the venue for any dispute. Zoosk's motion to dismiss was granted in April 2022. Zoosk also filed a petition to stay arbitration in New York on the basis that the claimants breached the Terms of Use when they filed their arbitration demands and Zoosk was therefore under no obligation to arbitrate. As of April 8, 2023, Claimants’ counsel and Zoosk entered into an agreement under which all of the arbitrations filed with JAMS were dismissed; including the New York petition, and the 177 claimants represented by claimants’ counsel and identified to Zoosk who according to Zoosk’s records were affected by the 2020 security incident were given a settlement under which they released all their security-incident-related claims in exchange for an immaterial amount. Claimants’ counsel also withdrew from representing any security-incident-related claims of the claimants.

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

At this time, management does not believe the above matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition and believes the recorded legal provisions as of March 31, 2023, are adequate with respect to the probable and estimable liabilities. However, no assurance can be given that these matters will be resolved in the Company's favor.

Note 8. Financial Instruments and Fair Value Measurements

Financial Instruments

The Company records debt at carrying value less unamortized discount and unamortized fees as it is not required to be carried at fair value on a recurring basis. The fair value of the debt was determined using observable inputs (Level 2). The valuation considers the present value of expected future repayments, discounted using a market interest rate equal to the interest margin on the borrowings and variable interest rate.

The following table presents the carrying values and the estimated fair values of debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt(1)	$95,093	$92,424	$94,817	$93,511

(1) At March 31, 2023 and December 31, 2022, the carrying value of debt is net of unamortized original issue discount and debt issuance costs and the amendment fee relating to the Amendment in an aggregate amount of $4.9 million and $5.2 million, respectively.

The Company's financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. For the indefinite lived intangible assets, the Company estimated the fair value using a relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average cost of capital. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying value. The fair value measurements for goodwill and the indefinite lived intangible assets are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2023, the Company recognized an impairment charge of $1.1 million for the Zoosk trade name. There were no impairment charges during the three months ended March 31, 2022. See Note 4. Goodwill and Intangible Assets for further discussion of the impairment.

Note 9. Stock-based Compensation

Stock-based compensation expense reflects share awards issued under the Company's 2018 virtual stock option plan and the Long Term Incentive Plan adopted in 2020 (the "LTIP"). For the three months ended March 31, 2023 and 2022, the Company recognized total stock-based compensation expense for all the plans of $0.2 million and $0.5 million, respectively, which is included as a component of Other operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

2020 Long Term Incentive Plan

The LTIP provides for the grant of virtual stock options, where each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant American Depository Shares ("ADS") Stock Price of the option minus the strike price of such options; provided, however, that the Company may elect to settle options in ADSs or ordinary shares of the Company instead of cash. In connection with the adoption of the LTIP, the Administrative Board of the Company (the "Administrative Board") authorized the issuance of virtual options for up to 3.5 million ADSs, subject to limitations imposed by German law. As of March 31, 2023, 197,866 ADSs have been issued pursuant to previous exercises.

The fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model. There were no options issued during the three months ended March 31, 2023.

The following table summarizes the activity for the Company's options under the LTIP during the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	2,155,998	$3.91	5.36	$—
Forfeited	(210,387)	$3.45
Outstanding as of March 31, 2023	1,945,611	$3.96	5.04	—
Vested and exercisable at March 31, 2023	1,081,461	$4.68	4.25	$—

	Number of Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	1,152,508	$1.26
Vested	(77,971)	$1.51
Forfeited	(210,387)	$1.54
Unvested as of March 31, 2023	864,150	$1.17

The following table summarizes the activity for the Company's zero priced options under the LTIP during the three months ended March 31, 2023:

Number of Options
Outstanding as of December 31, 2022	713,459
Exercised	(28,063)
Forfeited	(110,611)
Outstanding as of March 31, 2023	574,785
Vested and exercisable at March 31, 2023	141,813

	Number of Options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	574,215	$2.72
Vested	(30,632)	$3.14
Forfeited	(110,611)	$3.07
Unvested as of March 31, 2023	432,972	$2.60

The total unrecognized compensation expense related to awards granted under the LTIP at March 31, 2023 was $1.2 million, which will be recognized over a weighted-average period of 2.99 years.

As of March 31, 2023 and 2022, diluted loss per share excludes 1,536,030 and 1,096,902 potentially dilutive common shares, respectively, related to vested option awards, as their effect was anti-dilutive.

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

Note 10. Subsequent Events

On April 12, 2023, the Board of Directors of the Company and David Clark determined that Mr. Clark will resign as Managing Director and Chief Financial Officer of the Company and Spark Networks, Inc. effective April 14, 2023. On April 12, 2023, the Board appointed Kristie Goodgion, the Company's Global Controller, as the Company's Executive Director and Chief Financial Officer (principal financial officer and principal accounting officer).

On April 12, 2023, the Company received a written notice from Nasdaq dated April 12, 2023, notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million.

On April 13, 2023, the Company received a second written notice from Nasdaq notifying the Company that it is no longer in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”). The Bid Price Notice has no immediate effect on the listing of the Company’s securities on the Nasdaq Capital Market.

On May 15, 2023, we entered into Amendment No. 1 to Forbearance Agreement with MGG, pursuant to which the forbearance period was extended through the earlier of May 25, 2023 or the occurrence of a Termination Event. We intend to renegotiate certain terms of our Financing Agreement (including possibly an additional extension of the forbearance period) during this additional forbearance period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") under the heading "Risk Factors." The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Except the context clearly indicates otherwise, the terms “the Company,” “Spark Networks,” “we,” “us” or “our” refer to Spark Networks SE and its consolidated subsidiaries.

Overview

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations. Since our inception, we have had 115 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

We intend to expand our presence in North America through significant marketing investment in this region as we look to drive both organic growth of our existing brand portfolio and expansion through the launch of new or acquired brands. We intend to incorporate more social features in our products with content, community, and social discovery functionality to allow our users to meet in more informal ways and to provide new ways to date online. Our portfolio of strong brands positions us to deliver a superior user experience to our customers and drive long-term value to shareholders.

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

While we continue to grow our business, the Company has initiated an exploration of strategic alternatives since June of 2022. As part of this process, the Company is considering a wide range of options including a potential sale, merger or other strategic transaction, and continuing to operate as a public, independent company. As of the date that this Quarterly Report is issued, the review is still ongoing.

Operations Overview

We operate both in the United States ("U.S.") and internationally, primarily in various jurisdictions within the European Union ("EU"). We offer services both via websites and mobile applications and utilize a "subscription" business model, where certain basic functionalities are provided free of charge, while providing premium features (such as interacting with other community members via messages) only to paying subscribers. We generate revenues primarily through paid membership subscriptions. We manage our operations through one reportable segment.

Foreign Currency Exchange and Inflation Risks

As a result of our international operations, we are exposed to foreign exchange risk for the Euro, U.S. dollar, British pound, Australian dollar and Canadian dollar. Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. The revenue generated outside the U.S. is translated into U.S. dollar at the date of transactions and subject to unpredictable fluctuations if the value of other currencies change relative to the U.S. dollar. Fluctuating foreign exchange rates result in foreign currency exchange gains and losses. We have not and do not intend to hedge any foreign currency exposures. We translate revenue generated outside the U.S. (the "non-U.S. revenue") into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, such revenue will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of the non-U.S. revenue into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains or losses. During the three months ended March 31, 2023, 30% of our total revenue was non-U.S. revenue. The average U.S. dollar versus Euro exchange rate was 4.5% higher, during the three months ended March 31, 2023, compared to the same period of the prior year. The strengthening in U.S. dollar against other major currencies has partially resulted in the decreases in our total revenue for the current periods. Historically, we have not hedged any foreign currency exposures. If the U.S. dollar continues strengthening against the Euro and other foreign currencies that our revenue is earned in, our exposure to exchange rate fluctuations will increase, and as a result, such fluctuations could adversely affect our future results of operations.

We believe that any effect of inflation at current levels will be minimal. Inflation has increased during the periods covered by this Quarterly Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in customer acquisition costs, interest rates and overhead costs may adversely affect our operating results. Historically, we have been able to increase prices at a rate equal to or greater than that of inflation; with rising inflation rates, however, there is no assurance we will continue to be able to do so in the foreseeable future. In addition, we have been able to maintain a relatively stable variable cost structure for our products due, in part, to a continued optimization of marketing spend. We do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the future, especially if inflation rates continue to rise.

COVID-19 Update

Management continues to actively monitor the novel coronavirus ("COVID-19") developments and potential impact on our employees, business and operations. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the period ended March 31, 2023. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

Direct Marketing

Direct Marketing is defined as online and offline advertising spend and is included within Cost of revenue, exclusive of depreciation and amortization within our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended March 31,
	2023	2022

Registrations	2,619,157	3,415,750
Average Paying Subscribers	702,167	838,961
Total Monthly ARPU	$19.62	$19.83
(in thousands)
Net Revenue	$41,339	$49,907
Direct Marketing	21,617	27,696
Contribution	$19,722	$22,211

During the three months ended March 31, 2023, new members registered to our platforms decreased by 0.8 million, or 23.3%, compared to the same period in 2022. Average paying subscribers during the three months ended March 31, 2023 decreased by 0.1 million, or 16.3%, compared to the same period in 2022. The decreases were primarily driven by a reduction in marketing spend.

Monthly ARPU for three months ended March 31, 2023 decreased by 1.1% compared to the same period in 2022.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change

Revenue	$41,339	$49,907	$(8,568)	(17.2)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	27,292	34,246	(6,954)	(20.3)%
Other operating expenses	13,506	15,435	(1,929)	(12.5)%
Depreciation and amortization	618	603	15	2.5%
Impairment of intangible assets	1,100	—	1,100	100.0%
Total operating costs and expenses	42,516	50,284	(7,768)	(15.4)%
Operating loss	(1,177)	(377)	(800)	212.2%
Other income (expense):
Interest expense	(3,857)	(6,882)	3,025	(44.0)%
Gain (Loss) on foreign currency transactions	680	(767)	1,447	(188.7)%
Other income	40	263	(223)	(84.8)%
Total other expense, net	(3,137)	(7,386)	4,249	(57.5)%
Loss before income taxes	(4,314)	(7,763)	3,449	(44.4)%
Income tax (benefit) expense	(45)	292	(337)	(115.4)%
Net loss	$(4,359)	$(7,471)	$3,112	(41.7)%

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

Revenue

Revenue during the three months ended March 31, 2023 decreased by $8.6 million, or 17.2%, compared to the same period in 2022. The decrease in revenue was attributable to the 16.3% decrease in the number of average paying subscribers, driven by a decline in marketing spend.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue during the three months ended March 31, 2023 decreased by $7.0 million, or 20.3%, compared to the same period in 2022. The decrease was primarily due to a decline in marketing spend.

Other operating expenses

Other operating expenses consists primarily of costs for sales and marketing, customer service, technical operations and development, and corporate functions. These costs include personnel, technology platform and system costs, third-party service and professional fees, occupancy and other overhead costs. Other operating expenses during the three months ended March 31, 2023 decreased by $1.9 million, or 12.5%, compared to the same period in 2022. This was primarily driven by decreases in technical operations and development costs for the Zoosk business, and a decline in general and administrative expenses for the German business.

Other expense, net

Other expense, net, consist primarily of interest expenses, foreign exchange gains and losses, and other related finance costs. Other expenses, net, during the three months ended March 31, 2023 decreased by $4.2 million, or 57.5%, compared to the same period in 2022. The decrease was primarily driven by a $4.0 million loss recognized in the first quarter of 2022 from the extinguishment of debt in connection with the Amended Term Loan Facility and Revolving Credit Facility that is not applicable to the first quarter of 2023.

Income tax (benefit) expense

Income tax expense was $0.0 million for the three months ended March 31, 2023 compared to $0.3 million for the three months ended March 31, 2022, which reflects an effective tax rate of (1.0)% and 3.8%, respectively. The decrease in income tax expense was primarily driven by the reduced book income and changes in the valuation allowance.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(4,359)	$(7,471)
Interest expense	3,817	6,882
(Gain) loss on foreign currency transactions	(680)	767
Income tax (benefit) expense	45	(292)
Depreciation and amortization	618	603
Impairment of intangible assets	1,100	—
Stock-based compensation expense	173	502
Other costs(1)	1,651	22
Adjusted EBITDA	$2,365	$1,013

(1) Includes severance, and consulting and advisory fees related to special projects.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash balances and cash flows from operations and borrowings. Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. As of March 31, 2023, we had cash and cash equivalents of $10.3 million.

On March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under the Financing Agreement with MGG Investment Group LP, which provides more covenant flexibility and allows more resources to be invested into the business to drive growth. The Financing Agreement was amended on August 5, 2022 and the amendment was further amended and restated on August 19, 2022 to, among other matters, revise certain financial covenants related to quarterly testing of the Company's leverage ratio. As of March 31, 2023 and December 31, 2022, we had outstanding principal debt balance of $100.0 million. See Note 6. Debt in the condensed Notes to the Consolidated Financial Statements included in Item 1 of this quarterly report for further discussion of our debt.

The Company has generated losses from operations, incurred impairment charges to its Zoosk goodwill and intangible assets, and has a working capital deficiency. We have received a Forbearance Letter from our lender, MGG Investment Group LP, due to an Event of Default under our Financing Agreement. See Note 6. Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion regarding the financing agreement with MGG. Management’s plans in regards to these matters are discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies to the Unaudited Condensed Consolidated Financial Statements.

Our future capital requirements and the adequacy of available funds will depend on many factors and those set forth in Part II, Item 1A "Risk Factors" of our 2022 Form 10-K . We do not have any off-balance sheet arrangements as of March 31, 2023.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(22)	$(10,475)
Investing activities	$(840)	$(490)
Financing activities	$—	$7,774
Net change in cash and cash equivalents and restricted cash	$(862)	$(3,191)

Operating Activities

Our cash flows from operating activities primarily include net loss adjusted for (i) non-cash items included in net loss, such as depreciation and amortization, and stock-based compensation and (ii) changes in the balances of operating assets and liabilities.

Net cash used in operating activities was $0.0 million for the three months ended March 31, 2023, a decrease of $10.5 million compared to $10.5 million during the same period in 2022. The decrease was primarily driven by an increase in accounts payable due to the timing of payments.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, and purchase of property and equipment.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2023, an increase of $0.3 million compared to $0.5 million during the three months ended March 31 2022. The increase was primarily due to the additional capital expenditures of $0.3 million during the three months ended March 31, 2023.

Financing Activities

Our cash flows from financing activities primarily include changes in debt.

Net cash provided by financing activities was $0.0 million for the three months ended March 31, 2023, a decrease of $7.8 million compared to net cash provided by financing activities of $7.8 million during the same period in 2022. The decrease was attributable to having no proceeds, repayments, issuance cost, or extinguishment costs paid in the respective quarter.

Recent Accounting Pronouncements

See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I. Item 1. of this Form 10-Q for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Please refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the “Critical Accounting Policies and Estimates” section of our 2022 Form 10-K for a full description of all of our critical accounting estimates. We believe there have been no new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our principal executive office and principal financial officer, concluded that, as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting previously identified in our 2022 Form 10-K which continues to exist, our disclosure controls and procedures were not effective.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Please refer to Part II. Item 9A. "Controls and Procedures" of our 2022 Form 10-K for a full description of the material weakness in our internal control over financial reporting and remediation plan.

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

Notwithstanding the identified material weaknesses, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

Item 1. Legal Proceedings

For information that updates the disclosure set forth under Part I. Item 3. Legal Proceedings in our 2022 Form 10-K, refer to Note 7. Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and a minimum stockholders’ equity of $2.5 million or risk delisting, which would have material adverse effects on our business. A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On April 12, 2023, we received a written notice from Nasdaq (the “Notice”) dated April 12, 2023, notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In our Annual Report on Form 10-K for the fourth quarter and year ended December 31, 2022, we reported stockholders’ deficit of approximately $(6,786,000), which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). In addition, as of April 18, 2023, we do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

The Notice has no immediate effect on the listing our securities on the Nasdaq Capital Market. Under Nasdaq rules, we have 45 calendar days to submit a plan or regain compliance, however the Notice provides us until May 30, 2023 to submit a plan or regain compliance with the minimum stockholders’ equity standard. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for us to regain compliance.

We are presently evaluating various courses of action to regain compliance with the Nasdaq Listing Rule 5550(b)(1). However, there can be no assurance that we will submit a plan, that if we do so our plan will be accepted or if it is accepted, we will be able to regain compliance and maintain our listing on the Nasdaq Capital Market. If we fail to submit a plan to regain compliance with the minimum stockholders’ equity standard, or our plan is not accepted, or if Nasdaq grants an extension but we do not regain compliance within the extension period, Nasdaq will provide notice that our securities will become subject to delisting. In such event, Nasdaq rules permit us to request a hearing before an independent Hearings Panel which has the authority to grant us an additional extension of time of up to 180 calendar days to regain compliance.

Additionally, on April 13, 2023, we received a second written notice (the “Bid Price Notice”, and together with the Notice, the “Notices”) from Nasdaq notifying us that we are no longer in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Bid Price Requirement”). The Bid Price Notice has no immediate effect on the listing of our securities on the Nasdaq Capital Market.

If we fail to regain compliance with the Bid Price Requirement prior to the expiration of the initial period, we may be eligible for an additional 180 calendar day compliance period, provided (i) we meet the continued listing requirements for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the Bid Price Requirement), and (ii) we provide written notice to Nasdaq of its intention to cure this deficiency during the second compliance period. In the event that we do not regain compliance with the Bid Price Requirement prior to the expiration date of the initial period, and if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide notice that our securities will become subject to delisting. In such event, Nasdaq rules permit us to request a hearing before an independent Hearings Panel which has the authority to grant us an additional extension of time of up to 180 calendar days to regain compliance.

There is no assurance we can maintain compliance with such minimum listing requirements. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

The loss of any of our key personnel could harm our business.

Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense, and there can be no assurance that we will be able to hire additional qualified management on terms satisfactory to us. Further, in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business.

We have experienced frequent turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team or if any of the resulting vacancies cannot be filled with qualified replacements in a timely manner.

We have experienced turnover in our top executives and the replacement of these positions with new officers. On April 12, 2023, David Clark resigned as Managing Director and Chief Financial Officer. Additionally, on April 12, 2023, the Board appointed Kristie Goodgion, our Global Controller, as the Company's Director and Chief Financial Officer (principal financial officer and principal accounting officer).

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

Please refer to Part I. Item 1A. Risk Factors of our 2022 Form 10-K for additional discussion of our risk factors. The risks and uncertainties are not limited to those set forth in the 2022 Form 10-K or in this Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.

Item 2. Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.
10.1	Executive Director Service Agreement between Spark Networks SE and Kristie Goodgion, effective as of April 14, 2023	8-K	001-38252	April 13, 2023	10.1
10.2	Employment Agreement, effective as of April 14, 2023, by and between Spark Networks, Inc. and Kristie Goodgion	8-K	001-38252	April 13, 2023	10.2
10.3	First Amendment to Employment Agreement with Chelsea Grayson, dated March 29, 2023					X
10.4	Amendment No. 1 to Forbearance Agreement, dated as of May 15, 2023, by and among Spark Networks SE, Spark Networks, Inc., Zoosk, Inc., and MGG Investment Group LP.					X
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
101.1
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (“XBRL”):
•unaudited condensed consolidated balance sheets;
•unaudited condensed consolidated statements of operations and comprehensive loss;
•unaudited condensed consolidated statements of shareholders’ equity;
•unaudited condensed consolidated statement of cash flows; and
•notes to unaudited condensed consolidated financial statements.
X
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is formatted in Inline XBRL and contained in Exhibit 101.1

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Networks SE

Date: May 15, 2023	By:	/s/ Chelsea A. Grayson
Chelsea A. Grayson
Managing Director and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Kristie Goodgion
Kristie Goodgion
Managing Director and Chief Financial Officer
(Principal Financial and Accounting Officer)