Form 10-Q
period 2023-06-30
Spark Networks SE
filed 2023-08-14
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares outstanding as of August 8, 2023 was 2,625,475.

PART I
Financial Information

Item 1. Financial Statements

Spark Networks SE
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,683	$11,438
Accounts receivable, net of allowance of $566 and $85, respectively	5,473	5,154
Prepaid expenses	3,166	3,514
Other current assets	1,654	1,557
Total current assets	15,976	21,663
Property and equipment, net of accumulated depreciation of $5,474 and $4,782, respectively	5,769	4,956
Goodwill	98,620	119,276
Intangible assets, net of accumulated amortization of $17,425 and $16,798, respectively	10,393	13,299
Other assets	4,028	5,183
Total assets	$134,786	$164,377
Liabilities and Shareholders' Deficit
Current liabilities:
Debt	$94,197	$94,817
Accounts payable	7,142	6,487
Deferred revenue	27,401	28,085
Accrued expenses and other current liabilities	27,611	24,247
Total current liabilities	156,351	153,636
Deferred tax liabilities	368	409
Other liabilities	16,697	17,118
Total liabilities	173,416	171,163
Contingencies (Note 7)
Shareholders' Deficit:
Common stock, €1.00 nominal value; 3,992,078 shares authorized; 2,661,386 shares issued; 2,625,476 and 2,623,820 shares outstanding as of June 30, 2023 and December 31, 2022	3,064	3,064
Treasury stock, at €1.00 nominal value; 35,910 shares as of June 30, 2023 and 37,566 shares as of December 31, 2022	(40)	(42)
Additional paid-in capital	224,915	224,506
Accumulated deficit	(275,878)	(244,593)
Accumulated other comprehensive income	9,309	10,279
Total shareholders' deficit	(38,630)	(6,786)
Total liabilities and shareholders' deficit	$134,786	$164,377

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$41,202	$48,035	$82,541	$97,942
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	22,790	36,356	50,082	70,602
Other operating expenses	18,920	14,520	32,426	29,955
Depreciation and amortization	625	577	1,243	1,180
Impairment of intangible assets	21,847	—	22,947	—
Total operating costs and expenses	64,182	51,453	106,698	101,737
Operating loss	(22,980)	(3,418)	(24,157)	(3,795)
Other income (expense):
Interest income	7	—	47	—
Interest expense	(4,065)	(2,706)	(7,922)	(9,588)
Gain (Loss) on foreign currency transactions	(216)	(2,441)	464	(3,208)
Other income (expense)	276	(3)	276	260
Total other expense, net	(3,998)	(5,150)	(7,135)	(12,536)
Loss before income taxes	(26,978)	(8,568)	(31,292)	(16,331)
Income tax benefit (expense)	52	(193)	7	99
Net loss	(26,926)	(8,761)	(31,285)	(16,232)
Other comprehensive (loss) income:
Foreign currency translation adjustment	145	3,880	(970)	4,973
Comprehensive loss	$(26,781)	$(4,881)	$(32,255)	$(11,259)

Loss per share:
Basic loss per share	$(10.26)	$(3.35)	$(11.92)	$(6.20)
Diluted loss per share	$(10.26)	$(3.35)	$(11.92)	$(6.20)

Weighted average shares outstanding:
Basic	2,625,476	2,617,397	2,625,137	2,617,397
Diluted	2,625,476	2,617,397	2,625,137	2,617,397

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Shareholders' (Deficit) Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' deficit
Balance at April 1, 2023	2,661,386	$3,064	(35,910)	$(40)	$224,664	$(248,952)	$9,164	$(12,100)
Stock-based compensation	—	—	—	—	251	—	—	251
Net loss	—	—	—	—	—	(26,926)	—	(26,926)
Foreign currency translation adjustments	—	—	—	—	—	—	145	145
Balance at June 30, 2023	2,661,386	$3,064	(35,910)	$(40)	$224,915	$(275,878)	$9,309	$(38,630)

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at April 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,605	$(207,874)	$8,070	$26,817
Stock-based compensation	—	—	—	—	490	—	—	490
Net loss	—	—	—	—	—	(8,761)	—	(8,761)
Foreign currency translation adjustments	—	—	—	—	—	—	3,880	3,880
Balance at June 30, 2022	2,661,386	$3,064	(43,989)	$(48)	$224,095	$(216,635)	$11,950	$22,426

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2023	2,661,386	$3,064	(37,566)	$(42)	$224,506	$(244,593)	$10,279	$(6,786)
Stock-based compensation	—	—	—	—	424	—	—	424
Treasury stock issued pursuant to equity-based plans			1,656	2	(15)			(13)
Net loss	—	—	—	—	—	(31,285)	—	(31,285)
Foreign currency translation adjustments	—	—	—	—	—	—	(970)	(970)
Balance at June 30, 2023	2,661,386	$3,064	(35,910)	$(40)	$224,915	$(275,878)	$9,309	$(38,630)

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total shareholders' equity
Balance at January 1, 2022	2,661,386	$3,064	(43,989)	$(48)	$223,103	$(200,403)	$6,977	$32,693
Stock-based compensation	—	—	—	—	992	—	—	992
Net loss	—	—	—	—	—	(16,232)	—	(16,232)
Foreign currency translation adjustments	—	—	—	—	—	—	4,973	4,973
Balance at June 30, 2022	2,661,386	$3,064	(43,989)	$(48)	$224,095	$(216,635)	$11,950	$22,426

The accompanying notes are an integral part of these consolidated financial statements.

Spark Networks SE
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Net loss	$(31,285)	$(16,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,243	1,180
Impairment of intangible assets	22,947	—
Loss on tangible and intangible assets	—	30
Unrealized (gain) loss on foreign currency transactions	(140)	3,837
Stock-based compensation expense	424	992
Amortization of debt issuance costs and accretion of debt discounts	1,124	1,343
Non-cash PIK interest	83	—
Loss on extinguishment of debt	—	3,964
Deferred tax expense	(40)	(158)
Provision for credit losses	44	256
Non-cash lease expense	1,134	1,092
Change in operating assets and liabilities:
Accounts receivable	(329)	326
Prepaid expenses and other current assets	285	(2,687)
Other assets	55	(5)
Accounts payable, accrued expenses, and other current liabilities	3,838	(2,980)
Other liabilities	(1,113)	(1,045)
Deferred revenue	(940)	(608)
Net cash used in operating activities	$(2,670)	$(10,695)
Capital expenditures	(1,393)	(1,268)
Net cash used in investing activities	$(1,393)	$(1,268)
Proceeds from debt, net of discount and issuance costs	$—	$97,750
Repayment of debt	(1,250)	(85,552)
Debt issuance costs paid to third parties	—	(3,531)
Payment of early extinguishment of debt charge	—	(893)
Net cash (used in) provided by financing activities	$(1,250)	$7,774

Net change in cash and cash equivalents and restricted cash	(5,313)	(4,189)
Effects of exchange rate fluctuations on cash and cash equivalents and restricted cash	(439)	(613)
Net decrease in cash and cash equivalents and restricted cash	$(5,752)	$(4,802)
Cash and cash equivalents and restricted cash at beginning of period	11,569	16,279
Cash and cash equivalents and restricted cash at end of period	$5,817	$11,477

Supplemental disclosure of cash flow information:
Cash paid for interest including payment of early extinguishment of debt charges of $0 and $893, respectively	$6,713	$5,107
Cash paid for income taxes	$260	$2,538
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued liabilities	$279	$69
Debt amendment PIK fee added to principal balance	$250	$—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	Jun-23	Dec-22
Cash and cash equivalents	$5,683	$11,438
Restricted cash included in other current assets	134	131
Total cash and cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$5,817	$11,569

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

In management's opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in management’s opinion, all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company's balance sheets, statement of operations and comprehensive loss, statement of shareholders' equity and statement of cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the Company's entire fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022 ("2022 Form 10-K").

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

On May 25, 2023, the Company entered into Amendment No. 2 to Forbearance Agreement (the “Second Amendment”) which extended the forbearance period termination date to June 15, 2023 and removed from the forbearance the Company’s failure to deliver to the collateral agent a control agreement (as moot). No other changes were made to the Financing Agreement.

On June 15, 2023, the Company entered into Amendment No. 3 to Forbearance Agreement (the “Third Amendment”) which extends the forbearance period termination date to July 14, 2023, conditioned on (i) by June 19, 2023, the delivery to MGG of an engagement letter appointing an individual of Ankura Consulting Group, LLC (“Ankura”) as special project officer, (ii) by June 30, 2023, the Company must cause its financial advisor to deliver to MGG a bottoms-up, step-by-step operational performance improvement plan with a fully integrated financial model, including restructuring options and future capital and liquidity requirements of the Company (the “Transition Plan”), (iii) by July 7, 2023, approval by the Company’s board of directors of the Transition Plan; and (iv) by July 7, 2023, the Company must engage an auditor to provide an IDW-S6 opinion.

On July 14, 2023, the Company entered into Amendment No. 4 to Forbearance Agreement (the “Fourth Amendment”) which extended the forbearance period termination date to July 21, 2023.

On July 21, 2023, the Company entered into Amendment No. 5 to Forbearance Agreement (the “Fifth Amendment”) which extended the forbearance period termination date to July 28, 2023 and added to the forbearance the Company’s failure to meet minimum marketing spend requirements over a twelve month period.

On July 28, 2023, the Company entered into Amendment No. 6 to Forbearance Agreement (the “Sixth Amendment”) which extended the forbearance period termination date to August 4, 2023.

On August 4, 2023, the Company entered into Amendment No. 7 to Forbearance Agreement (the “Seventh Amendment”) which extends the forbearance period termination date to August 11, 2023 and adds to the forbearance the Company’s failure to maintain minimum liquidity.

On August 11, 2023, the Company entered into Amendment No. 8 to Forbearance Agreement (the "Eighth Amendment") which extends the forbearance period termination date to September 1, 2023.

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements issued by the Financial Accounting Standards Board during the three and six months ended June 30, 2023 and through the date of filing of this report that had or are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Revenue

For the three and six months ended June 30, 2023 and 2022, revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Subscription revenue	$39,295	$45,975	$78,656	$93,517
Virtual currency revenue	1,287	1,440	2,619	2,965
Advertising revenue	620	620	1,266	1,460
Total Revenue	$41,202	$48,035	$82,541	$97,942

Revenue disaggregated by geography, based on where the revenue is generated, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$29,187	$32,616	$58,123	$66,047
Germany	253	278	506	562
Rest of world	11,762	15,141	23,912	31,333
Total Revenue	$41,202	$48,035	$82,541	$97,942

During the six months ended June 30, 2023 and 2022, the Company recognized $26.7 million and $33.5 million of revenue, respectively, that was included in the deferred revenue balances as of December 31, 2022 and 2021, respectively.

Note 3. Income Taxes

For the three months ended June 30, 2023 and 2022, the Company recorded income tax benefit of $0.1 million and an income tax expense of $0.2 million, respectively, which reflects an effective tax rate of 0.2% and (2.3)%, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded income tax benefit of $0.0 million and $0.1 million, respectively, which reflects an effective rate of 0.0% and 0.6%, respectively. The change in the provision for the three and six months ended June 30, 2023 was primarily driven by the Company benefiting from year-to-date losses in the U.S. jurisdiction.

The Company had a valuation allowance against certain U.S., Israel, and German deferred tax assets as of both June 30, 2023 and December 31, 2022. The Company evaluates on a quarterly basis whether the deferred tax assets are realizable, which requires significant judgement. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The Company intends to maintain these valuation allowances until there is sufficient evidence to support reversal of all or some portion of them.

As of June 30, 2023 and December 31, 2022, the Company has $4.5 million and $4.5 million of unrecognized tax benefits, respectively. Of the $4.5 million of unrecognized tax benefits as of June 30, 2023, $1.9 million would impact the effective tax rate if recognized, and $2.9 million would result in an increase in the valuation allowance. As of June 30, 2023 and December 31, 2022, the Company has recorded $1.0 million and $0.8 million of interest and penalties, respectively, related to unrecognized tax benefits. The Company’s policy is to classify interest and penalties as a component of income tax expense.

As a matter of course, the Company may be audited by Germany, U.S. Federal and state, Israel, France, the U.K. and other foreign tax authorities within which it operates. From time to time, these audits result in proposed assessments. The Company was notified during 2020 that the Israeli tax authorities were auditing Spark Networks Ltd. for the tax years 2018-2019. There is minimal activity in the entity and, while we do not expect adverse findings, any potential findings would result in a reduction of the net operating loss carryforward which has a full valuation allowance against it. The Company was notified that the German tax authorities are auditing Spark SE for the tax years 2017-2018, as well as Spark GmbH for the tax years 2016-2018. In the fourth quarter of 2022 we received draft reports from the German tax authorities and we are not expecting any material assessments.

Based on the current status of Germany, U.S. Federal, state, local and other foreign audits, the Company does not expect the amount of unrecognized tax benefits to significantly decrease in the next 12 months as a result of settlements of tax audits and/or the expiration of statutes of limitations.

Note 4. Goodwill and Intangible Assets

The Company completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the three months ended June 30, 2023, the Company identified an impairment triggering event related to goodwill and intangibles as a result of lowering the Company's financial projections.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2023 and June 30, 2022:

(in thousands)
Balance as of January 1, 2023	$119,276
Impairment charges	(20,667)
Impact of currency translation	11
Balance as of June 30, 2023	$98,620

Balance as of January 1, 2022	$134,744
Impairment charges	—
Impact of currency translation	(51)
Balance as of June 30, 2022	$134,693

During the three months ended June 30, 2023 the Company performed an impairment analysis for the Spark and Zoosk reporting units. The goodwill impairment test concluded that the fair value of the Spark reporting unit exceeded the carrying amounts, and no goodwill impairment was recognized. Goodwill assigned to the Spark reporting unit was $24.4 million. For the Zoosk reporting unit, the fair value did not exceed the carrying value, and the Company recorded impairment charges of $20.7 million. During the three and six months ended June 30, 2022 there were no impairment charges recognized.

The total accumulated impairment loss of the Company's goodwill was $120.6 million as of June 30, 2023 and $99.9 million as of December 31, 2022.

Intangible Assets

Intangible assets consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(53,431)		$—	$10,369
Long-lived intangible assets:
Brands and trademarks	86	—	(61)	(1)	24
Acquired technology	5,910	—	(5,910)	—	—
Customer relationships	10,780	—	(10,780)	—	—
Licenses and domains	205	—	(204)	(1)	—
Other	470	—	(470)	—	—
Total intangible assets	$81,251	$(53,431)	$(17,425)	$(2)	$10,393

	December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Currency Translation Impact on Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Brands and trademarks	$63,800	$(51,151)	$—	$—	$12,649
Long-lived intangible assets:
Brands and trademarks	86	—	(58)	(2)	26
Acquired technology	5,910	—	(5,286)	—	624
Customer relationships	10,780	—	(10,780)	—	—
Licenses and domains	205	—	(204)	(1)	—
Other	470	—	(470)	—	—
Total intangible assets	$81,251	$(51,151)	$(16,798)	$(3)	$13,299

During the three months ended June 30, 2023 the Company recognized impairment charges of $1.2 million related to the Zoosk tradename due to further lowered revenue expectations. During the three months ended June 30, 2022 there were no impairment charges. The Company estimated the fair value using an income approach, specifically the relief-from-royalty method, based on the present value of future cash flows. The Company used a royalty rate of 3% and weighted average cost of capital of 33% to estimate the fair value of Zoosk tradename.

During the six months ended June 30, 2023 the Company recognized impairment charges of $2.3 million related to the Zoosk tradename. During the six months ended June 30, 2022 there were no impairment charges.

Amortization expense for the three months ended June 30, 2023 and June 30, 2022 was $0.3 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2023 and June 30, 2022 was $0.6 million and $0.6 million, respectively.

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Accrued advertising	$5,972	$6,257
Accrued employee compensation and benefits	3,123	1,614
Accrued professional fees	1,047	944
Accrued service providers	1,830	1,501
Accrued value-added, sales, and other non-income-based taxes	10,559	9,078
Current portion of income tax payable	1,295	1,812
Current portion of lease liabilities	2,195	2,422
Other	1,590	619
Accrued expenses and other current liabilities	$27,611	$24,247

Other liabilities consist of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Deferred payment to Zoosk's shareholders	$13,299	$12,716
Lease liabilities, less current portion	463	1,416
Sublease security deposit	692	1,038
Other	2,243	1,948
Other liabilities	$16,697	$17,118

Note 6.Debt

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

On August 5, 2022, the Company entered into an amendment to the Financing Agreement, as amended and restated by that certain Amended and Restated Amendment No. 1 to the Financing Agreement dated as of August 19, 2022 (the "Amendment No. 1"). The Amendment No. 1 revised certain financial covenants associated with the quarterly leverage ratio and requires the Company to maintain quarterly leverage ratio no greater than 6.50 to 1.00 through December 31, 2022, and 6.25 to 1.00 for the quarter ending March 31, 2023. The remaining quarterly leverage ratio did not change. The Amendment also requires the Company's minimum marketing spend for the twelve consecutive month period ending at the end of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2022, not to be less than $80.0 million. In connection with the Amendment, the Company paid a $0.3 million amendment fee during August 2022, which will be amortized as interest expense over the remaining life of the loan.

Additionally, the Amendment No. 1 amended the margin for the Term Loan interest to be set at the levels based on the period for which the leverage ratio is calculated. Specifically, from August 5, 2022 to June 30, 2023, the margin shall be 7.5% or 8.5% on reference rate or LIBOR rate, respectively, based on the leverage ratio greater than or equal to 4.25 to 1.00, or 7.0% or 8.0% on reference rate or LIBOR rate, respectively, based on the leverage ratio less than 4.25 to 1.00, and after June 30, 2023, the margin shall be 7.5% or 8.5% on reference rate or LIBOR rate, respectively, based on the leverage ratio greater than or equal to 3.75 to 1.00, or 7.0% or 8.0% on reference rate or LIBOR rate, respectively, based on the leverage ratio less than 3.75 to 1.00.

On June 15, 2023, the Company entered into an amendment to the Financing Agreement, as amended and restated by the Amendment No. 3 to the Forbearance Agreement and Financing Agreement dated as of June 15, 2023 ("Amendment No. 3"). The amendment included an amendment fee of $0.3 million which will be paid in kind by being added to the principal balance of the Term Loan on the Amendment No. 3 effective date of June 15, 2023 ("PIK fee"). The PIK fee will be amortized as interest expense over the remaining life of the loan. Additionally, 2.0% of interest will be deferred and added to the principal balance of the Term Loan to be payable at the final maturity.

As of June 30, 2023, the aggregated outstanding principal balance and amortized cost basis of the Term Loan was $99.0 million and $94.2 million, respectively. Cash paid for principal during the three and six months ended June 30, 2023 was $1.25 and

$1.25 million, respectively. The components of interest expense relating to the Term Loan consist of the amortization of debt issuance costs, amendment fees, and debt discount. Deferred interest capitalized into the Term Loan balance relating to the PIK fee as of June 30, 2023 was $0.08 million.

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

Hungarian Proceeding

On May 18, 2022, the Hungarian Competition Authority (the “GVH”) initiated a proceeding against Spark Networks Services GmbH alleging unfair commercial practices concerning the Company’s Hungarian EliteSingles (in Hungarian: Elittárs) dating service. As a result of the proceeding, the GVH could determine that certain commercial practices were not compliant with Hungarian laws and may need to be changed. In addition, the GVH could impose fines. On July 17, 2023, the Company received the preliminary findings of the GVH case handler, which concluded that the Company engaged in unfair claims relating to the size of the Company’s user base, and unfairly failed to inform premium and unpaid members as to the functionality associated with the respective modes of the product. In its preliminary findings, the GVH’s case handler also concluded that a fine would be appropriate, taking into account as a mitigating factor the Company’s voluntary efforts to address the GVH’s concerns. We cannot predict what the GVH may ultimately and finally determine regarding the Company’s compliance with Hungarian laws, but based upon the preliminary findings, we expect the case handler will recommend to the Competition Council that the GVH should impose a fine.

At this time, management does not believe the above matter will have a material adverse effect on the Company's results of operations or financial condition however, in June 2023 it increased its reserve relating to this matter and it believes such reserve is adequate with respect to the probable and estimable liabilities. However, no assurance can be given that either of the forgoing beliefs will prove to be correct.

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

The following table presents the carrying values and the estimated fair values of the debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Years Ended December 31,	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, including current portion(1)	$94,197	$98,835	$94,817	$93,511

(1) At June 30, 2023 and December 31, 2022, the carrying value of the debt is net of unamortized original issue discount and debt issuance costs and the amendment fees relating to the Amendment No. 1 and No. 3 in an aggregate amount of $4.9 million and $5.2 million, respectively.

The Company's financial instruments, including cash and cash equivalents, deposits, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments. The Company does not have financial instruments that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets, such as goodwill and intangible assets, are measured at fair value on a non-recurring basis. For goodwill, the process involves using a market approach and income approach (using discounted estimated cash flows) to determine the fair value of each reporting unit on a stand-alone basis. That fair value is compared to the carrying value of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying value of the reporting unit. For the indefinite lived intangible assets, the Company estimated the fair value using a relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average cost of capital. Impairment is considered to have occurred if the fair value of the intangible asset is lower than its carrying value. The fair value measurements for goodwill and the indefinite lived intangible assets are considered Level 3 and these assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2023, the Company recognized an impairment charge of $1.1 million for the Zoosk trade name. There were no impairment charges during the three months ended March 31, 2022. During the three months ended June 30, 2023, there were impairment charges from the Zoosk reporting unit of $20.7 million and impairment charges from the Zoosk tradename of $1.2 million. There were no impairment charges during the three months ended June 30, 2022. See Note 4. Goodwill and Intangible Assets for further discussion of the impairment.

Note 9. Stock-based Compensation

Stock-based compensation expense reflects share awards issued under the Company's 2018 virtual stock option plan and the Long Term Incentive Plan adopted in 2020 (the "LTIP"). For the three months ended June 30, 2023 and 2022, the Company recognized total stock-based compensation expense for all the plans of $0.3 million and $0.5 million, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized total stock-based compensation expense for all the plans of $0.4 million and $1.0 million, respectively. Total stock-based compensation expense is included as a component of Other operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

2020 Long Term Incentive Plan

The LTIP provides for the grant of virtual stock options, where each option represents the right to receive, upon exercise, a certain amount in cash determined based on the relevant ADS Stock Price of the option minus the strike price of such options; provided, however, that the Company may elect to settle options in ADSs or ordinary shares of the Company instead of cash. In connection with the adoption of the LTIP, the Administrative Board of the Company (the "Administrative Board") authorized the issuance of virtual options for up to 3.5 million American Depository Shares ("ADSs"), subject to limitations imposed by German law. As of June 30, 2023, 197,866 ADSs have been issued pursuant to previous exercises.

The fair value of the virtual stock options and zero-priced options are measured using a Black-Scholes option-pricing model. There were no options issued during the six months ended June 30, 2023.

The following table summarizes the activity for the Company's options under the LTIP during the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	2,155,998	$3.91	5.36	$—
Forfeited	(379,016)	3.63
Outstanding as of June 30, 2023	1,776,982	3.97	4.74	—
Vested and exercisable at June 30, 2023	1,217,620	$4.51	4.20	$—

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2022	1,152,508	$1.26
Vested	(214,130)	1.29
Forfeited	(379,016)	1.46
Unvested as of June 30, 2023	559,362	$1.45

The following table summarizes the activity for the Company's zero priced options under the LTIP during the six months ended June 30, 2023:

Number of Options

Outstanding as of December 31, 2022	713,459
Exercised	(28,063)
Forfeited	(223,736)
Outstanding as of June 30, 2023	461,660
Vested and exercisable at June 30, 2023	216,102

	Number of Options	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2022	574,215	$2.72
Vested	(104,921)	2.82
Forfeited	(223,736)	3.11
Unvested as of June 30, 2023	245,558	$3.18

The total unrecognized compensation expense related to awards granted under the LTIP at June 30, 2023 was $0.9 million, which will be recognized over a weighted-average period of 3.46 years.

As of June 30, 2023 and 2022, diluted loss per share excludes 1,746,478 and 1,250,688 potentially dilutive common shares, respectively, related to vested option awards, as their effect was anti-dilutive.

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

Note 10. Subsequent Events

On July 7, 2023, the Board of Directors (“Board”) of Spark Networks SE (the “Company”) and Chelsea A. Grayson determined that Ms. Grayson resigned as Executive Director and Chief Executive Officer of the Company and Spark Networks, Inc., and terminated her service and employment with the Company and Spark Networks, Inc. effective July 7, 2023. Ms. Grayson also resigned as a member of the Company’s Board, effective July 7, 2023. The Company and Sparks Networks, Inc. have entered into a Resignation Agreement with Ms. Grayson (the “Resignation Agreement”). The Resignation Agreement provides for Ms. Grayson’s resignation as a member of the Board, and as Chief Executive Officer of the Company and Spark Networks, Inc., and contains other customary terms and conditions. Pursuant to the Resignation Agreement, the Company will pay Ms. Grayson $600,000 as severance compensation in six equal monthly installments, and reimburse Ms. Grayson for up to $25,000 in professional advisory fees and 12 months of COBRA payments. In addition, the parties have agreed to mutual releases of claims.

Colleen Birdnow Brown, the Chair of the Board, was appointed by the Board as interim Chief Executive Officer of the Company and Spark Networks, Inc. effective July 7, 2023. As a result, Ms. Brown has resigned as a member of the Audit Committee of the Board effective July 7, 2023, but will continue to serve as the Chair of the Board. Ms. Brown is foregoing cash compensation for her role as CEO.

On July 14, 2023, the Company entered into Amendment No. 4 to Forbearance Agreement which extended the forbearance period termination date to July 21, 2023.

On July 21, 2023, the Company entered into Amendment No. 5 to Forbearance Agreement which extended the forbearance period termination date to July 28, 2023 and added to the forbearance the Company’s failure to meet minimum marketing spend requirements over a twelve month period.

On July 28, 2023, the Company entered into Amendment No. 6 to Forbearance Agreement which extended the forbearance period termination date to August 4, 2023.

On August 4, 2023, the Company entered into Amendment No. 7 to Forbearance Agreement which extends the forbearance period termination date to August 11, 2023 and adds to the forbearance the Company’s failure to maintain minimum liquidity.

On August 11, 2023, the Company entered into Amendment No. 8 to Forbearance Agreement which extends the forbearance period termination date to September 1 , 2023.

Relating to the Hungarian proceeding discussed in Note 7, the Company received notice on July 17, 2023, that an initial report was issued at the case handler level of the GVH with preliminary findings that the Company engaged in unfair claims relating to the size of the Company’s user base, and unfairly failed to inform premium and unpaid members as to the functionality associated with the respective modes of the product. In June 2023 the Company increased its reserve after receiving the issued preliminary findings relating to this matter and it believes such reserve is adequate with respect to the probable and estimable liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Form 10-K") under the heading "Risk Factors." The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Except the context clearly indicates otherwise, the terms “the Company,” “Spark Networks,” “we,” “us” or “our” refer to Spark Networks SE and its consolidated subsidiaries.

Overview

We are a leader in social dating platforms for meaningful relationships focusing on the 40+ age demographic and faith-based affiliations. Since our inception, we have had 116 million users register with our dating platforms (which includes inactive accounts). We currently operate one or more of our brands worldwide.

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

In June of 2022 the Company began a process of reviewing strategic alternatives. As part of this process, the Company considered a wide range of options including a potential sale, merger or other strategic transaction, while continuing to operate as a public, independent company. On July 11 2023, the Company announced that it had concluded the process and intended to continue as a public, independent company. We have now begun a transition plan (the "Transition Plan") and have worked closely with Ankura Consulting to create a new roadmap that includes a five-phase plan intended to be put in place over the next 18-24 months. Phase one is focused on the outsourcing of key functions to third-party providers which we have already begun through our performance marketing efforts. Phase two is dedicated to the completion of the critical projects we know are priorities, including the development and deployment of a series of mobile apps for our brands. In the third phase we plan to focus on fixing significant issues, highlighted by platform consolidation and consolidated data, reporting, and analytics. In phase four, we plan on modernizing our matching algorithm to help us compete more effectively in the online dating market. And finally phase five is all about positioning Spark for growth which includes embracing a contemporary customer segmentation strategy and approach.

Overall, we expect the Transition Plan will ultimately result in a smaller, nimbler employee base, provide operational flexibility, a lower and more variable cost structure, and a significantly more efficient and effective performance marketing program. The plan was developed on a detailed, bottoms-up, zero-based basis, and is supported by extensive analysis, historical data, and third-party validation. By focusing on the long-term reduction of costs and the simplification of our operating structure, the plan is designed to be executable, reasonably achievable, and measurable.

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

Foreign Currency Exchange and Inflation Risks

In addition to operating in the United States ("U.S."), we also operate in various markets outside the U.S., primarily in various jurisdictions within the European Union ("EU"), and as a result, are exposed to foreign exchange risk for the Euro, U.S. dollar, British pound, Australian dollar and Canadian dollar. Financial statements of subsidiaries outside the U.S. are generally measured using the local currency as the functional currency. We translate revenue generated outside the U.S. (the "non-U.S. revenue") into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, such revenue will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of the non-U.S. revenue into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains or losses. During the six months ended June 30, 2023, 29.6% of our total revenue was non-U.S. revenue. The average U.S. dollar versus Euro exchange rate was 2.2% lower and 1.1% higher, respectively, during the three months and six months ended June 30, 2023 compared to the same periods prior year. The strengthening in U.S. dollar against other major currencies has partially resulted in the decreases in our total revenue for the current periods. Historically, we have not hedged any foreign currency exposures. If the U.S. dollar continues strengthening against the Euro and other foreign currencies, our revenue earned in, and our exposure to exchange rate fluctuations and as a result such fluctuations could adversely affect our future results of operations.

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

Unaudited selected statistical information regarding the key business metrics described above is shown in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Registrations	1,990,719	3,115,984	(1,125,264)	(36.1)%	4,251,958	6,066,123	(1,814,165)	(29.9)%
Average Paying Subscribers	636,502	795,284	(158,782)	(20.0)%	651,152	801,449	(150,297)	(18.8)%
Total Monthly ARPU	$21.58	$20.13	$1.45	7.2%	$21.13	$20.37	$0.76	3.7%

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Net Revenue	$41,202	$48,035	$(6,833)	(14.2)%	$82,541	$97,942	$(15,401)	(15.7)%
Direct Marketing	17,126	29,995	(12,869)	(42.9)%	38,743	57,691	(18,948)	(32.8)%
Contribution	$24,076	$18,040	$6,036	33.5%	$43,798	$40,251	$3,547	8.8%

During the quarter ended June 30, 2023, the Company revised certain business metrics which resulted in a change to the prior period metrics disclosed for the three and six months ended June 30, 2022. The Company revised its definition of registrations at EliteSingles and SilverSingles brands to property align with the Company's other brands' definitions of a new member. Additionally, upon conducting a review of the Company's business intelligence systems, the Company updated its count of historical average paying subscribers to properly remove certain refunded and inactive subscribers from the paying subscriber count.

During the three and six months ended June 30, 2023, new members registered to our platforms decreased by 1.1 million, or 36.1%, and 1.8 million, or 29.9%, respectively, compared to the same periods in 2022. The decreases were primarily driven by the reduction in marketing spend.

Average paying subscribers during the three and six months ended June 30, 2023 also decreased by less than 0.2 million, or 20.0%, and 0.2 million, or 18.8%, respectively, compared to the same periods in 2022 which was also driven by the reduction in marketing spend.

Monthly ARPU for the three and six months ended June 30, 2023 increased by 7.2% and 3.7%, respectively, compared to the same periods in 2022.

Results of Operations

The following table shows our results of operations for the periods presented. The period-over-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$41,202	$48,035	$(6,833)	(14.2)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	22,790	36,356	(13,566)	(37.3)%
Other operating expenses	18,920	14,520	4,400	30.3%
Depreciation and amortization	625	577	48	8.3%
Impairment of intangible assets	21,847	—	21,847	100.0%
Total operating costs and expenses	64,182	51,453	12,729	24.7%
Operating loss	(22,980)	(3,418)	(19,562)	572.3%
Other income (expense):
Interest income	7	—	7	100.0%
Interest expense	(4,065)	(2,706)	(1,359)	50.2%
Gain (Loss) on foreign currency transactions	(216)	(2,441)	2,225	(91.2)%
Other income (expense)	276	(3)	279	(9300.0)%
Total other expense, net	(3,998)	(5,150)	1,152	(22.4)%
Loss before income taxes	(26,978)	(8,568)	(18,410)	214.9%
Income tax benefit (expense)	52	(193)	245	(126.9)%
Net loss	$(26,926)	$(8,761)	$(18,165)	207.3%

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$82,541	$97,942	$(15,401)	(15.7)%
Operating costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	50,082	70,602	(20,520)	(29.1)%
Other operating expenses	32,426	29,955	2,471	8.2%
Depreciation and amortization	1,243	1,180	63	5.3%
Impairment of intangible assets	22,947	—	22,947	100.0%
Total operating costs and expenses	106,698	101,737	4,961	4.9%
Operating loss	(24,157)	(3,795)	(20,362)	536.5%
Other income (expense):
Interest income	47	—	47	100.0%
Interest expense	(7,922)	(9,588)	1,666	(17.4)%
Gain (Loss) on foreign currency transactions	464	(3,208)	3,672	(114.5)%
Other income	276	260	16	6.2%
Total other expense, net	(7,135)	(12,536)	5,401	(43.1)%
Loss before income taxes	(31,292)	(16,331)	(14,961)	91.6%
Income tax benefit (expense)	7	99	(92)	(92.9)%
Net loss	$(31,285)	$(16,232)	$(15,053)	92.7%

Comparison of Three and Six Months Ended June 30, 2023 and June 30, 2022

Revenue

Revenue during the three and six months ended June 30, 2023 decreased by $6.8 million, or 14.2%, and $15.4 million, or 15.7%, respectively, compared to the same periods in 2022. For the three and six months ended June 30, 2023, the decline in revenue was mainly attributable to the decrease in the number of average paying subscribers of 20.0% and 18.8%.

Cost of revenue, exclusive of depreciation and amortization

Cost of revenue, exclusive of depreciation and amortization consists primarily of direct marketing expenses, data center expenses, credit card fees and mobile application processing fees. Cost of revenue during the three and six months ended June 30, 2023 decreased by 13.6 million, or 37.3%, and $20.5 million, or 29.1%, respectively, compared to the same periods in 2022, The decreases were primarily due to a reduction in marketing spend. During the current period, the Company engaged Lamark Media Group to be a managed service provider to create performance marketing and ad campaigns on behalf of the Company, resulting in an overall decrease in marketing spend with less being spent on affiliate and legacy marketing partners.

Other operating expenses

Other operating expenses consists primarily of costs for sales and marketing, customer service, technical operations and development, and corporate functions. These costs include personnel, technology platform and system costs, third-party service and professional fees, occupancy and other overhead costs. Other operating expenses during the three and six months ended June 30, 2023 increased by $4.4 million, or 30.3%, and 2.5 million, or 8.2%, respectively, compared to the same periods in 2022. The increases were primarily driven by increases in severance, retention bonuses, and consulting and advisory fees.

Depreciation and amortization

Depreciation and amortization during the three and six months ended June 30, 2023 increased by $0.0 million, or 8.3%, and $0.1 million, or 5.3%, respectively, compared to the same periods in 2022. The slight increases were primarily driven by depreciation on newly capitalized software projects put into service after the quarter ended June 30, 2022.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets during the three and six months ended June 30, 2023 increased by $21.8 million, or 100.0%, and $22.9 million, or 100.0%, respectively, compared to the same periods in 2022. The increases were a result of an impairment triggering event identified during the quarter ended June 30, 2023 due to the Company further lowering its financial projections. This resulted in a goodwill impairment test for the Spark and Zoosk reporting unit, and an impairment test for the Zoosk tradename. Pursuant to the impairment tests, it was concluded that the Zoosk reporting unit was impaired by $20.7 million and the Zoosk tradename was impaired by $1.2 million See Note 4. Goodwill and Intangible Assets for further discussion on the impairment tests.

Other expense

Other expense, net, consist primarily of interest income and expenses, foreign exchange gains and losses, and other related finance costs. Other expenses, net, during the three months ended June 30, 2023 decreased by $1.2 million, or 22.4%, compared to the same period in 2022. Other expenses, net, during the six months ended June 30, 2023 decreased by $5.4 million, or 43.1%, compared to the same periods in 2022. The decreases were primarily driven by an increase in interest expense due to a higher effective interest rate as a result of Amendment No. 2 and Amendment No. 3 to the Financing Agreement which was offset by foreign currency transaction gains in the current period. See Note 6. Debt for further discussion of the debt amendment.

Income tax expense

Income tax benefit was $0.1 million for the three months ended June 30, 2023 compared to income tax expense of $0.2 million for the three months ended June 30, 2022, which reflects an effective tax rate of 0.2% and (2.3)%, respectively. Income tax benefit was $0.0 million for the six months ended June 30, 2023 compared to $0.1 million for the six months ended June 30, 2022, which reflects an effective tax rate of 0.0% and 0.6%, respectively. The changes in income tax provision were primarily driven by the Company benefiting from year-to-date losses in the U.S. jurisdiction.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(26,926)	$(8,761)	$(31,285)	$(16,232)
Interest expense	4,058	2,706	7,875	9,588
(Gain) loss on foreign currency transactions	216	2,441	(464)	3,208
Income tax (benefit) expense	(52)	193	(7)	(99)
Depreciation and amortization	625	577	1,243	1,180
Impairment of intangible assets	21,847	—	22,947	—
Stock-based compensation expense	251	490	424	992
Other costs(1)	7,172	614	8,823	636
Adjusted EBITDA	$7,191	$(1,740)	$9,556	$(727)

(1) Includes consulting and advisory fees related to special projects, CFO severance fees, and retention bonuses

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash balances and cash flows from operations and borrowings. Our ongoing liquidity requirements arise primarily from working capital needs, research and development requirements and the debt service. In addition, we may use liquidity to fund acquisitions or make other investments. As of June 30, 2023, we had cash and cash equivalents of $5.7 million.

On March 11, 2022, the Company completed the successful refinancing of its existing term and revolving facility with borrowings under the Financing Agreement with MGG Investment Group LP, which provides more covenant flexibility and allows more resources to be invested into the business to drive growth. The Financing Agreement was previously amended on August 5, 2022 to, among other things, revise certain financial covenants related to quarterly testing of the Company's leverage ratio. As of June 30, 2023 and December 31, 2022, we had outstanding principal debt balance of $99.0 million and $100.0 million, respectively. See Note 6. Debt in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of our debt.

The Company has generated losses from operations, incurred impairment charges to its Zoosk goodwill and intangible assets, and has a working capital deficiency. We have received a Forbearance Letter from our lender, MGG Investment Group LP, due to an Event of Default under our Financing Agreement. See Note 6. Long Term Debt in the Notes to the Unaudited Condensed

Consolidated Financial Statements for further discussion regarding the financing agreement with MGG. Management’s plans in regards to these matters are discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies to the Unaudited Condensed Consolidated Financial Statements.

Our future capital requirements and the adequacy of available funds will depend on many factors and those set forth in Part II, Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31,
2022 . We do not have any off-balance sheet arrangements as of June 30, 2023.

Cash Flows Information

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change
Net cash (used in) provided by:
Operating activities	$(2,670)	$(10,695)	$8,025
Investing activities	(1,393)	(1,268)	(125)
Financing activities	(1,250)	7,774	(9,024)
Net change in cash and cash equivalents and restricted cash	$(5,313)	$(4,189)	$(1,124)

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

Net cash used in operating activities was $2.7 million for the six months ended June 30, 2023, a decrease of $8.0 million compared to $10.7 million net cash used in operating activities during the same period in 2022. The decrease was primarily driven by a decrease in cash collected from our customers, and a decrease in payments to our vendors as a result of timing of payments.

Investing Activities

Our cash flows from investing activities primarily include development of internal-use software, and purchase of property and equipment.

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2023, a decrease of $0.1 million compared to $1.3 million during the six months ended June 30, 2022. The decrease was primarily due to reduced capital expenditures on personnel and freelancers working on software development projects of $0.1 million during the six months ended June 30, 2023.

Financing Activities

Our cash flows from financing activities primarily include changes in debt.

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2023, a decrease of $9.1 million compared to net cash provided by financing activities of $7.8 million during the same period in 2022. Net cash used in financing activities for the six months ended June 30, 2023 included $1.3 million repayment of debt. See Note 6. Debt for detail information. Net cash provided by financing activities for the six months ended June 30, 2022 included $97.8 million of net cash proceeds from the Term Loan, partially offset by the $85.6 million repayment of debt and the $0.9 million prepayment penalty under the existing Blue Torch Term Loan Facility, as well as $3.5 million of transaction costs paid to third parties in connection with the Term Loan.

Recent Accounting Pronouncements

See Note 1. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements included in Part I. Item 1. of this Form 10-Q for a discussion of recently issued and adopted accounting standards.

Critical Accounting Policies and Estimates

Please refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the “Critical Accounting Policies and Estimates” section of our 2022 Form 10-K for a full description of all of our critical accounting estimates. We believe there have been no new critical accounting policies and estimates, or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers concluded that, as of June 30, 2023, due to the material weakness in our internal control over financial reporting previously identified in our 2022 Form 10-K which continues to exist, our disclosure controls and procedures were not effective.

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

PART II
Other Information

Item 1. Legal Proceedings

For information that updates the disclosure set forth under Part I. Item 3 in the section titled "Legal Proceedings" in our 2022 Form 10-K, refer to Note 7. Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

On June 21, 2023, the Company received a notice (the "Delisting Notice") from the Listing Qualifications Department of Nasdaq. The Delisting Notice advised the Company that based on the Nasdaq’s review and the materials submitted by the Company on June 5, 2023, the Nasdaq had determined to deny the Company’s request for continued listing on The Nasdaq Capital Market. Accordingly, the Company’s ADSs will be delisted from The Nasdaq Stock Market. Further, the Delisting Notice stated that unless the Company requested an appeal of this determination by 4:00 p.m. Eastern Time on June 28, 2023 to the Nasdaq Hearings Panel (the “Hearings Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of the Company’s ADSs will be suspended at the opening of business on June 30, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s ADSs from listing and registration on The Nasdaq Stock Market.

On June 22, 2023, after evaluating its options with respect to the Nasdaq’s determination, the Company decided to submit an appeal to the Hearings Panel and submitted an appeal on June 28, 2023. The hearing request automatically stayed the suspension of trading on June 30, 2023, and the subsequent delisting of the Company’s ADSs is currently pending the Hearings Panel’s decision. The hearing has been set for August 31, 2023. There can be no assurance that the Company's appeal will be successful.

There is no assurance we can maintain compliance with such minimum listing requirements. If our ADSs were delisted from Nasdaq, trading of our ADSs would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our ADSs on an over-the-counter market, and many investors would likely not buy or sell our ADSs due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions, generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our ADSs. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our ADSs, causing the value of our shares to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

We have experienced turnover in our top executives and the replacement of these positions with new officers. On April 12, 2023, David Clark resigned as Managing Director and Chief Financial Officer. Additionally, on April 12, 2023, the Board appointed Kristie Goodgion, our Global Controller, as the Company's Chief Financial Officer (also serving as principal financial officer and principal accounting officer) and Managing Director of the Company. On July 7, 2023, Chelsea A. Grayson resigned as Chief Executive Officer and Director of the Company. Additionally, on July 7, 2023, the Board appointed Colleen Birdnow Brown as the interim Chief Executive Officer of the Company. Ms. Brown stepped down from her role as a member of the Audit Committee, but will continue her role as Chair of the Board.

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

Item 2. Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.
3.1	Spark Networks SE Amended Articles of Association, dated as of September 14, 2022.	8-K	001-38252	September 16, 2022	3.1
3.2	Rules of Procedure for the Administrative Board of Spark Networks SE	10-K	001-38252	March 31, 2021	3.3
4.1	Form of Specimen Certificate representing Ordinary Shares of Spark Networks SE	F-4/A	333-220610	September 29, 2017	4.1
4.2	Form of American Depositary Receipt	F-6	333-220610	September 25, 2017	1
10.1	Executive Director Service Agreement, by and between Spark Networks SE and Kristie Goodgion, effective as of April 14, 2023.	8-K	001-38252	April 13, 2023	10.1
10.2	Employment Agreement by and between Spark Networks SE and Kristie Goodgion, effective as of April 13, 2023	8-K	001-38252	April 13, 2023	10.2
10.3	Resignation Agreement, by and between Chelsea A. Grayson and Spark Networks SE and Spark Networks, Inc., dated as of July 7, 2023.	8-K	001-38252	July 11, 2023	10.1
10.4	Amendment No. 8 to Forbearance Agreement dated as of August 11, 2023, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	August 14, 2023	10.1
10.5	Amendment No. 7 to Forbearance Agreement dated as of August 4, 2023, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	August 7, 2023	10.1
10.6	Amendment No. 6 to Forbearance Agreement dated as of July 28, 2023, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	July 28, 2023	10.1
10.7	Amendment No. 5 to Forbearance Agreement dated as of July 21, 2023, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	July 24, 2023	10.1
10.8	Amendment No. 4 to Forbearance Agreement dated as of July 14, 2023, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP	8-K	001-38252	July 17, 2023	10.1
10.9	Amendment No. 3 to Forbearance Agreement, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP, dated as of June 15, 2023.	8-K	001-38252	June 22, 2023	10.1
10.10	Amendment No. 2 to Forbearance Agreement, by and among Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP, dated as of May 25, 2023.	8-K	001-38252	May 26, 2023	10.1
10.11	Amendment No.1 to Financing Agreement, dated as of August 5, 2022, between Spark Networks SE, Zoosk, Inc., Spark Networks, Inc. and MGG Investment Group LP.	8-K	001-38252	August 9, 2022	10.1
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
101.1
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (“XBRL”):
•unaudited condensed consolidated balance sheets;
•unaudited condensed consolidated statements of operations and comprehensive loss;
•unaudited condensed consolidated statements of shareholders’ equity;
•unaudited condensed consolidated statement of cash flows; and
•notes to unaudited condensed consolidated financial statements.
X
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, is formatted in Inline XBRL and contained in Exhibit 101.1

**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark Networks SE

Date: August 14, 2023	By:	/s/ Colleen Brown
Colleen Brown
Managing Director and Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kristie Goodgion
Kristie Goodgion
Managing Director and Chief Financial Officer
(Principal Financial and Accounting Officer)