Form 10-Q/A
period 2023-06-30
Spark Networks SE
filed 2023-08-23
CIK 1705338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment 1)

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

EXPLANATORY NOTE

Spark Networks SE (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend and restate certain portions of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original Report”).

The Company is filing this Amendment No. 1 to correct the second quarter of 2023 Adjusted EBITDA previously provided by the Company in the Original Report. Subsequent to the issuance of the Original Report, it was determined that certain line items in the reconciliation of Adjusted EBITDA guidance figures were misstated resulting in the overstatement of second quarter of 2023 Adjusted EBITDA guidance figures in Part I, Item 2, MD&A in the Original Report. The Adjusted EBITDA guidance figures and related reconciliation table have been corrected in Part I, Item 2, MD&A of this Amendment No. 1. This Amendment No. 1 is filed solely to correct this error, and no other changes have been made to the Original Report.
Items Amended in this Amendment No. 1

This Amendment No. 1 amends and restates the following items of the Original Report as of and for the fiscal quarter ended June 30, 2023:
•Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II — Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains only the items and exhibits to the Original Report that are being amended and restated, and unaffected items and exhibits are not included herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report, including any amendment to those filings. This Amendment No. 1 continues to describe the conditions as of the date of the Original Report and, except as contained herein, we have not updated or modified the disclosures contained in the Original Report to reflect any events that have occurred after the Original Report. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Report and should not be assumed to be accurate as of any date thereafter.

PART I
Financial Information

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results. The following table reconciles Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(26,926)	$(8,761)	$(31,285)	$(16,232)
Interest expense	4,058	2,706	7,875	9,588
(Gain) loss on foreign currency transactions	216	2,441	(464)	3,208
Income tax (benefit) expense	(52)	193	(7)	(99)
Depreciation and amortization	625	577	1,243	1,180
Impairment of intangible assets	21,847	—	22,947	—
Stock-based compensation expense	251	490	424	992
Other costs(1)	5,433	614	7,084	636
Adjusted EBITDA	$5,452	$(1,740)	$7,817	$(727)

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

PART II
Other Information

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

Spark Networks SE

Date: August 23, 2023	By:	/s/ Colleen Brown
Colleen Brown
Managing Director and Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2023	By:	/s/ Kristie Goodgion
Kristie Goodgion
Managing Director and Chief Financial Officer
(Principal Financial and Accounting Officer)